Form 10QSB
period 1996-04-30
AMERICAN ABSORBENTS NATURAL PRODUCTS INC
filed 1996-06-19
CIK 914553

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549
                                 FORM 10-QSB

OMB Approval                                            Expires:  Approval
Pending
OMB Number: xxxx-xxxx                           Estimated Average Burden Hours
Per Response: 1.0

    (Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934
    For the quarterly period ended April 30, 1996
[ ] Transition report under Section 13 or 15(d) of the Exchange Act
    For the transition period from             to           .

    Commission file number  0-23356
                          -----------

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                   ------------------------------------------
               (Name of Small Business Issuer in Its Charter)

             Utah                                          87-0421089
- - --------------------------------------------------------------------------------
    (State or Other Jurisdiction                IRS Employer Identification
   of Incorporation or Organization)



 3800 Hudson Bend Road, Ste. 300, Austin, Texas                78734
- - --------------------------------------------------------------------------------
   (Address of Principal Executive Offices)                  (Zip Code)


                                512-266-2481
- - --------------------------------------------------------------------------------
              (Issuer's Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)


     Check whether the issuer: (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
Yes        X             No
    ---------------           ---------------


                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                       BANKRUPTCY PROCEEDINGS DURING THE
                            PRECEDING FIVE YEARS

     Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or
15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes                      No
    ---------------           ---------------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: June 17, 1996----5,019,354 ($0.001 par value) common shares

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
















                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)

                       Consolidated Financial Statements

                           For the Three Months Ended

                            April 30, 1996 and 1995

                                  (Unaudited)

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
                          Consolidated Balance Sheets
                            April 30, 1996 and 1995
                                  (unaudited)

                                     ASSETS


                                                April 30,
                                           --------------------
                                             1996       1995
                                           ---------  ---------
CURRENT ASSETS
 Cash                                      $  12,834  $  74,599
 Accounts receivable (Note 1)
  Trade                                        6,734     12,481
  Other                                          -0-        503
 Prepaid expenses (Note 1)                    21,590     27,826
 Inventory (Note 1)                           96,072    102,251
  Total Current Assets                       137,230    217,660
PROPERTY AND EQUIPMENT (Note 7)
 Plant (net)                                 220,854    166,500
 Machinery and equipment (net)                 5,972      5,679
                                           ---------
  Total Property and Equipment               226,826    172,179
                                           ---------  ---------
OTHER ASSETS
 Mining claims (Note 8)                    5,081,669  5,081,669
 Prepaid expenses (Note 1)                       -0-        -0-
 Business development costs (Note 1)             375      1,204
 Product tradenames (Note 9)                   1,250      6,813
                                           ---------  ---------
  Total Other Assets                       5,083,294  5,089,686
                                           ---------  ---------
  TOTAL ASSETS                             5,447,350  5,479,525
                                           ---------  ---------

   The accompanying notes are an integral part of these financial statements.

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
                    Consolidated Balance Sheets (Continued)
                            April 30, 1996 and 1995
                                  (unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                        April 30,
                                                                 ------------------------
                                                                    1996         1995
                                                                 -----------  -----------
CURRENT LIABILITIES
 Accounts payable and accrued expenses                           $    6,694   $   25,224
 Current portion of note payable - related party (Note 10)              -0-      130,100
 Notes payable - current portion (Note 11)                          124,920        5,644
                                                                 ----------   ----------
  Total Current Liabilities                                         131,614      160,968
                                                                 ----------   ----------
LONG-TERM DEBT
 Notes payable-related party (Note 10)                              182,539      135,090
 Notes payable - less current portion (Note 11)                         -0-        5,644
                                                                 ----------   ----------
  Total Long-term Debt                                              182,539      129,446
                                                                 ----------   ----------
  TOTAL LIABILITIES                                                 314,153      290,414
                                                                 ----------   ----------
STOCKHOLDERS' EQUITY
 Common stock; authorized 50,000,000 common shares at
$0.001 par value; 5,017,354 and 4,726,352 shares issued
and outstanding, respectively                                         5,018        4,832
 Capital in excess of par value                                   6,857,937    6,527,648
 Deficit accumulated during the development stage                (1,729,758)  (1,343,369)
                                                                 ----------   ----------
   Total Stockholders' Equity                                     5,133,197    5,189,111
                                                                 ----------   ----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      5,447,350    5,479,525
                                                                 ----------   ----------

   The accompanying notes are an integral part of these financial statements.

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
                     Consolidated Statements of Operations
                            April 30, 1996 and 1995
                                  (unaudited)


                                                      For the Three Months Ended         From Inception On
                                                               April 30,                 February 9, 1984
                                                  ----------------------------------     Through April 30,
                                                     1996        1995        1994              1996
                                                  ----------  ----------  ----------     ----------------
REVENUE
 Net Sales                                        $  31,303   $   6,063   $  21,098      $        201,666
 Cost of goods sold                                  26,377       7,878      15,057               216,457
                                                  ---------   ---------   ---------      ----------------
  Gross Profit (Note 1)                               4,926      (1,815)      6,041               (14,791)
                                                  ---------   ---------   ---------      ----------------
EXPENSES
 General and administrative                          83,485      91,675      62,023             1,580,395
 Depreciation and amortization                        5,322       3,724       4,211                58,718
                                                  ---------   ---------   ---------      ----------------
  Total Expenses                                     88,807      95,399      66,234             1,639,113
                                                  ---------   ---------   ---------      ----------------
 Net loss before provision for income taxes         (83,881)    (97,214)    (60,193)           (1,653,904)
 Provision for income taxes                             -0-         -0-         -0-                   -0-
                                                  ---------   ---------   ---------      ----------------
NET LOSS                                          $ (83,881)  $ (97,214)  $ (60,193)     $     (1,653,904)
                                                  ---------   ---------   ---------      ----------------
WEIGHTED AVERAGE LOSS PER SHARE                   $    (.02)  $    (.02)  $    (.01)     $          (1.08)
                                                  ---------   ---------   ---------      ----------------
AVERAGE SHARES OUTSTANDING                        5,017,354   4,831,210   4,661,102             1,525,600
                                                  ---------   ---------   ---------      ----------------

   The accompanying notes are an integral part of these financial statements.

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
                Consolidated Statements of Stockholders' Equity
              From Inception on February 9, 1984 to April 30, 1996
                                  (unaudited)


                                                                                            Deficit
                                                                                          Accumulated
                                                         Common Stock       Additional    During the
                                                    ----------------------   Paid-in      Development
                                                       Shares      Amount    Capital        Stage
                                                    ------------  --------  ----------    -----------
Balance at inception                                   -          $   -      $      -     $      -
Issuance of common stock for cash (Note 3)           37,500           38           962           -
Expenses paid by shareholders for the years
ended January 31, 1990                                 -              -            518           -
Net loss for the years ended January 31, 1990          -              -             -        (1,618)
                                                    -------       ------     ---------    ---------
Balance, January 31, 1990                            37,500           38         1,480       (1,618)
Issuance of common stock for services
rendered in August 1990                             391,000          391         7,429           -
Issuance of common stock in September 1990
for various assets from Austin-Young, Inc.
(Note 5)                                             50,000           50       198,890           -
Issuance of common stock for distribution
licenses from Global Environmental
Industries (GEI) for UT & WA, September 1990
(Note 3)                                             50,000           50        37,070           -
Contribution from Austin-Young, Inc.                   -              -          3,500           -
Issuance of common stock for services
rendered on October 1990                             12,500           12        37,488           -
Net loss for the year ended January 31, 1991           -              -             -       (47,756)
                                                    -------       ------     ---------    ---------
Balance, January 31, 1991                           541,000       $  541     $ 285,857    $ (49,374)
                                                    -------       ------     ---------    ---------

   The accompanying notes are an integral part of these financial statements.

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Continued)
              From Inception on February 9, 1984 to April 30, 1996
                                  (unaudited)


                                                                                                Deficit
                                                                                              Accumulated
                                                          Common Stock         Additional      During the
                                                   --------------------------   Paid-in       Development
                                                     Shares          Amount     Capital         Stage
                                                   ----------      ----------  ---------      -----------
Balance, January 31, 1991                           541,000        $   541       285,857      $  (49,374)
Common stock returned in exchange for
common stock of GEI in March 1991 (Note 5)          (17,000)           (17)      (85,423)          -
Repurchase of common stock from
Austin-Young, Inc. in May 1991 (Note 5)            (385,000)          (358)      (64,662)          -
Issuance of common stock for the purchase
of product from Steelhead Specialty
Minerals in August 1991 (Note 6)                     10,000             10         74,990          -
Issuance of common stock for the purchase
of mining claims in October 1991 (Note 8)            13,214             13        184,987          -
Common stock canceled by officers/directors
in January 1992                                     (20,000)           (20)            20          -
Contribution from Austin-Young, Inc.                   -                -           7,000          -
Net loss for the year ended January 31, 1992           -                -                         (83,315)
                                                   ---------       -------     ----------      ----------
Balance, January 31, 1992                           169,214        $   169     $  402,769      $ (132,689)
                                                   --------        -------     ----------      ----------

   The accompanying notes are an integral part of these financial statements.

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Continued)
              From Inception on February 9, 1984 to April 30, 1996
                                  (unaudited)




                                                                                                           Deficit
                                                                                                          Accumulated
                                                                      Common Stock         Additional      During the
                                                                   -------------------      Paid-in       Development
                                                                     Shares    Amount       Capital          Stage
                                                                   ----------  -------    -----------     ------------
Balance, January 31, 1992                                            169,214   $  169     $   402,769     $ (132,689)
Issuance of common stock for the acquisition of
Geo-Environment Services, Inc. in February 1992 (Note 5)             701,800      702          96,442         -
Issuance of common stock for the purchase of mining claims
in March 1992 (Note 5)                                               243,000      243       4,859,757         -
Common stock canceled by officer and directors in June 1992
(Note 6)                                                             (32,430)     (32)             32         -
Cancellation of fractional shares due to reverse stock split             (21)       -               -         -
Issuance of common stock (pursuant to a repurchase
agreement in May, 1991) to Austin-Young, Inc. for relief of
debt in July 1992  (Note 5)                                        3,380,000    3,380           61,62         -
Net loss for the year ended January 31, 1993                           -          -                         (126,304)
                                                                   ----------  -------    -----------     ----------
Balance, January 31, 1993                                          4,461,563    4,462       5,420,620       (258,993)
Issuance of common stock for services rendered in June 1993
(Note 6)                                                              17,800       18          26,682         -
Issuance of common stock to Austin-Young, Inc. in June 1993
(Note 5)                                                              12,000       12          35,988         -
Issuance of common stock for cash October 1993 (Note 12)              66,667       67         199,936         -
Issuance of common stock as down payment on building
October 1993 (Note 5)                                                  6,000        6          29,994         -
Issuance of common stock for services rendered October 1993
(Note 6)                                                              17,000       17          50,983         -
Issuance of common stock for cash December 1993 (Note 12)             80,072       80         191,321         -
Net loss for the year ended January 31, 1994                           -          -                 -       (274,862)
                                                                   ----------  -------    -----------     ----------
Balance, January 31, 1994                                          4,661,102   $4,662     $ 5,955,524     $ (533,855)
                                                                   ---------   ------     -----------     ----------

   The accompanying notes are an integral part of these financial statements.

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Continued)
              From Inception on February 9, 1984 to April 30, 1996
                                  (unaudited)



                                                                                                       Deficit
                                                                                                     Accumulated
                                                               Common Stock           Additional     During the
                                                            -------------------        Paid-in       Development
                                                             Shares      Amount        Capital          Stage
                                                            ----------  -------   ------------       --------------
Balance, January 31, 1994                                    4,661,102  $4,662    $  5,955,524       $    (533,855)
Issuance of common stock for services rendered
February 1994 (Note 6)                                           6,000       6          29,994               -
Issuance of common stock for services rendered in
June 1994 (Note 6)                                              41,750      42         175,458               -
Issuance of common stock in a private offering                  22,500      22          89,978               -
Issuance of common stock for services rendered in
November 1994 (Note 6)                                          15,000      15          46,235               -
Net loss for the year ended January 31, 1995                     -        -              -                (673,048)
                                                             ---------  ------    ------------       -------------
Balance, January 31, 1995                                    4,746,352  $4,747    $  6,297,189       $  (1,206,903)
                                                             ---------  ------    ------------       -------------
Issuance of common stock for services (Note 6)                   9,000       9          22,391               -
Issuance of common stock in private offering (Note 12)         214,168     214         394,148               -
Net Loss for the year ended January 31, 1996                     -        -              -                (365,467)
                                                             ---------  ------       ---------       -------------
Balance at January 31, 1996                                  4,969,520  $4,970    $  6,713,728       $  (1,572,370)
                                                             ---------  ------    ------------       -------------
Issuance of common stock in a private offering                  39,834      40          54,710               -
                                                             ---------  ------    -------------      -------------
Issuance of common stock for services--April, 1996               8,000       8          15,992               -
                                                             ---------  ------    ------------       -------------
Net loss for the quarter ended April 30, 1996                    -        -              -                 (83,881)
                                                             ---------  ------    ------------       -------------
Balance, April 30, 1996                                      5,017,354   5,018       6,784,430          (1,656,251)
                                                             ---------  ------    ------------       -------------

   The accompanying notes are an integral part of these financial statements.

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows


                                                         For the Years Ended           From Inception On
                                                             January 31,                February 9, 1984
                                               -----------------------------------     Through January 31,
                                                    1996        1995        1994             1996
                                               ------------  ----------  ----------   --------------------
Cash Flows From Operating Activities
 Net loss                                      $  (365,467)  $(673,048)  $(275,162)   $        (1,570,023)
 Depreciation and amortization                      17,652      18,859       8,395                 53,396
 (Increase) decrease in receivables                  3,457     (11,599)      5,565                 (8,142)
 Decrease (increase) in prepaid expenses            15,904      52,136     (91,698)               (19,989)
 Decrease (increase) in inventory                  (10,417)     25,051     (13,682)              (109,098)
 (Increase) decrease in payables                   (47,889)     (2,151)     41,487                 13,060
 Decrease (increase) in prepaid deferred
offering cost                                         -         56,180     (56,180)            -
 Stock issued for services                          22,400     251,750      77,700                439,500
                                               -----------   ---------   ---------    -------------------
  Net Cash used by Operating Activities           (364,360)   (282,822)   (303,575)            (1,201,296)
                                               -----------   ---------   ---------    -------------------
Cash Flows From Investing Activities
 Cash received in acquisition of subsidiary           -          -           -                     13,105
 Purchase of fixed assets                          (67,505)     (6,908)   (180,000)              (257,113)
 Purchase of product tradenames                       -          -          (1,960)               (26,960)
 Organization costs                                   -          -           -                     (1,526)
 Purchase/sale of mining development cost             -          -           8,321                      -
 Purchase of mining claims                            -          -            (261)               (26,642)
 Sale of licenses                                     -          -           -                    150,000
                                               ------------  ----------  ----------   -------------------
  Net Cash Used by Investing Activities            (67,505)     (6,908)   (173,900)              (149,136)
                                               -----------   ---------   ---------    -------------------
Cash Flows From Financing Activities
 Issuance of common stock                          394,362      90,000     457,404              1,047,496
 Issuance of notes payable                          46,423      67,440     233,150                527,348
 Principle payments on long-term debt              (10,020)     (8,673)    (71,612)              (223,305)
                                               -----------   ---------   ---------    -------------------
  Net Cash Provided by Financing Activities        430,765     148,767     618,942              1,351,539
                                               -----------   ---------   ---------    -------------------
Net (Decrease) Increase in Cash                     (1,100)   (140,963)    141,467                  1,107
Cash at Beginning of Period                          2,207     143,170       1,703             -
                                               -----------   ---------   ---------    -------------------
Cash at End of Period                          $     1,107   $   2,207   $ 143,170    $             1,107
                                               -----------   ---------   ---------    -------------------

   The accompanying notes are an integral part of these financial statements.

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
               Consolidated Statements of Cash Flows (Continued)



                                              For the Years Ended             From Inception On
                                                  January 31,                  February 9, 1984
                                       --------------------------------       Through January 31,
                                          1996        1995       1994                1996
                                       ---------    --------    -------       --------------------
Supplemental cash flow information:
 Cash Paid For:
  Interest                             $  18,834    $ 18,859    $12,262           $     52,697
  Income Taxes                               100         100        145                  2,347
 Non-Cash Transactions:
  Stock issued for mining claims       $       -    $      -    $     -           $  5,045,000
  Stock issued for down payment on
building                               $       -    $      -    $30,000           $     30,000
  Stock issued for services            $  22,400    $251,750    $77,700           $    439,500



   The accompanying notes are an integral part of these financial statements.

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                            April 30, 1996 and 1995
                                  (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Business Organization
      American Absorbents Natural Products, Inc. was incorporated on February 9, 1984 under the laws of the State of Utah and under the name of TPI Land, Inc. as a wholly-owned subsidiary of TPI, Inc. On September 14, 1990, the Company changed its name to Environmental Fuels, Inc. and began developing its involvement in various phases of the conversion of vehicles to operating on compressed natural gas. That developing business was sold on April 23, 1991 (see Note 3).

      On May 6, 1991, the Company changed its name to Geo-Environmental Resources, Inc. and is now developing its involvement in the distribution of zeolite, a mineral product which is an absorbent and has many potential uses such as oil and gas well cleanup, shoe and refrigerator freshener, landfill absorption, and other agricultural uses.

      On February 6, 1992, the Company acquired the outstanding stock of Geo-Environment Services, Inc., a wholly owned subsidiary involved in marketing of the zeolite products. The transaction was accounted for under the purchase method of accounting for business combinations. In accordance with the FASB technical bulletin 85-5, historical costs were used to record the acquired assets and liabilities.

      In 1996, the Company changed its name to American Absorbent Natural Products, Inc. and the name of its subsidiary to American Absorbents, Inc.

      Principles of Consolidation
      The consolidated financial statements include the accounts of American Absorbents Natural Products, Inc. and it subsidiary American Absorbents, Inc. Collectively, these entities are referred to as the Company. All significant intercompany transactions and accounts have been eliminated.

      Method of Accounting
      The Company recognized income and expenses according to the accrual method of accounting. Expenses are recognized when performance is substantially complete and income is recognized when earned. Earnings
      (loss) per share are computed based on the weighted average method. The fiscal year of the Company ends January 31 of each year. The financial statements reflect activity from inception, February 9, 1984.

      Cash and Cash Equivalents
      For purpose of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

      Nonmonetary Transactions
      Nonmonetary transactions are transactions for which no cash was exchanged and for which shares of common stock were exchanged for assets. These transactions are recorded at fair market value as determined by the board of directors.

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                            April 30, 1996 and 1995
                                  (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Inventories
      Inventories are stated at the lower cost or market, and consist of finished goods. In 1995, the Company wrote off $42,702 of obsolete inventory and has included this amount as part of cost of goods sold.

      Accounts Receivable
      Accounts receivable are shown net of the allowance for doubtful accounts. This amount was determined to be $0 and $0 at April 30, 1996 and 1995 after writing off all accounts determined to be uncollectible.

      Prepaid Expenses
      Prepaid expenses at April 30, 1996 consist of the following:


      Prepaid mining land lease                        $13,090
      Prepaid consulting fees                            8,500
                                                       -------
                                                       $21,590
                                                       =======

      Business Development Cost
      Business Development cost mainly consist of video production cost for a business promotional video and product packaging design. These costs are amortized over the estimated useful life of the cost, which is 5 years. The costs and accumulated amortization at April 30, 1996 are as follows:


      Business development costs                      $ 3,026
      Accumulated amortization                         (2,651)
                                                      -------
                                                      $   375
                                                      =======

NOTE 2 - DEVELOPMENT STAGE ENTERPRISE

      The Company, per FASB Statement No. 7, is properly accounted for and reported as a development stage enterprise. Substantially all of the Company's efforts since its formation have been devoted to establishing its new business. No significant revenue has been earned as of the balance sheet date. Operations have been devoted to raising capital, purchasing zeolite property and establishing a marketing plan.

      Continuation of the development effort is contingent upon the Company raising sufficient capital from shareholders or other sources. It is managements' intent to raise capital and further develop the marketing of its zeolite products.

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                            April 30, 1996 and 1995
                                  (unaudited)

NOTE 3 - COMMON STOCK AND STOCKHOLDERS' EQUITY

      During the periods shown, the Company had a one-for-two reverse stock spit and a one for ten reverse stock split. The financial statements have been retroactively restated to reflect the stock splits.

      Stock of the Company has been issued for cash, license agreements, mining claims, compensation for services, and in exchange for other stock.

      On February 10, 1984, the Company issued 37,500 shares of its stock to TPI, Inc. for $1,000 cash. On June 30, 1984, TPI, Inc. distributed the 37,500 shares to its stockholders in a partial liquidating dividend.

      In August and September 1990, control of the Company was acquired by Austin-Young, Inc. and shares of stock were issued to Austin-Young, Inc. and to some of its officers and directors (see Note 5).

      In September 1990, the Company acquired four license agreements to distribute the products of Natural Gas Resources, Inc., (NGRI) a wholly-owned subsidiary of Global Environmental Industries, Inc. NGRI is engaged in the business of licensing the operations of compressed natural gas conversion centers and natural gas refueling stations. NGRI has certain patented products used in the conversion of vehicles from gasoline and diesel to the use of natural gas. Under these license agreements, the Company acquired the right to distribute the products of NGRI in San Antonio, Texas (metropolitan area); Burnet County, Texas; state of Utah; and the state of Washington. On April 23, 1991, the Company sold the license agreements along with stock of Global Environmental Industries, Inc. and Natural Gas Industries, Inc. for $150,000.

      In August of 1991 the Company issued 10,000 shares of stock at $7.50 per share for the rights to two zeolite products of Steelhead Specialty Mineral, Inc. (see Note 9).

      In October 1991 the Company issued 13,214 shares of stock at $14 per share for mining claims in Harney County, Oregon and in March 1992, issued 243,000 shares at $20 per share for additional zeolite mining claims in the same area (see Note 8).

      In February 1992 the Company Issued 701,800 shares at $0.14 per share for all the outstanding stock of American Absorbents, Inc. (AAI) which became a wholly owned subsidiary. AAI had, prior to being acquired, purchased zeolite mining claims in Mohave County, Arizona (see Note 5).

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                            April 30, 1996 and 1995
                                  (unaudited)

NOTE 4 - INCOME TAXES

      No federal income tax liabilities have been accrued due to the recurring net operating losses of the Company.

      As of April 30, 1996 the Company has accumulated net operating losses of approximately $1,650,000. These losses can be used to offset future earnings but will expire beginning in the year 1999.

NOTE 5 - RELATED PARTY TRANSACTIONS

      The majority of the outstanding shares of the Company are owned by Austin-Young, Inc., a Utah corporation that has its primary office in Austin, Texas. Some individuals are officers and directors in both Austin-Young, Inc. and the Company. During the periods shown, there were several transactions involving the majority shareholder and the Company's officers and directors, as follows:

      August 10, 1990 - Common investment shares of 250,000 were issued to Austin-Young, Inc. and 1,000 shares were issued to two officers and directors of the Company for services rendered.

      August 13, 1990 - Common investment shares of 100,000 were issued to Terry Young, president of the Company, for serving as president. Such shares were subsequently sold to Austin-Young, Inc.

      August 13, 1990 - Common investment shares of 5,000 were issued to Susan Young for bookkeeping services. Susan Young was the wife of Terry Young at the time of issuance.

      August 17, 1990 - An option was given to Austin-Young, Inc. to purchase an additional 2,000,000 shares (pre-split) (100,000 shares post-split) of stock at the price of one cent per share. Also, an option plan was approved which provides that the board of directors are authorized to issue up to 1,000,000 shares (pre-split) (50,000 shares post-split) to current and future employees at a price of one cent per share. None of these options were exercised. These options were later rescinded by the board of directors in July 1993.

      August 17, 1990 - Common investment shares of 12,500 were issued to an officer and director for services.

      September 3, 1990 - 50,000 shares were issued at $3.98 per share to Austin-Young, Inc. in exchange for distributorship license agreements, stock in Global Environmental Industries, Inc. and Natural Gas Industries, Inc., and cash. The assets acquired in the transaction were recorded at historical cost. The Company subsequently transferred 178,000 shares of Global stock back to the original transferor in exchange for 17,000 shares of Company stock. The remaining 200,000

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                            April 30, 1996 and 1995
                                  (unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

      shares of Global stock were sold as part of the transaction which occurred on April 23, 1991 (see Note 3).

      May 13, 1991 - Common investment shares of 3,380,000 were purchased for $65,000 cash from Austin-Young, Inc. and canceled. The Company agreed that Austin-Young, Inc. had the right to repurchase these shares for the same price at any time up to June 1, 1993 (see July, 1992 comment below).

      February 1992 - the Company issued 701,800 shares of common stock at $0.14 per share to the shareholders of Geo Environment Services, Inc., (now AAI) for their stock. Officers of the corporation were major shareholders of AAI.

      July 1992 - 3,380,000 shares of common stock were issued at $0.02 per share to (repurchased by) Austin-Young, Inc. for debt relief of $65,000.

      February 1, 1993 - the Company issued to Austin-Young, Inc. an option to purchase up to 1,000,000 shares of common stock at a price of $3 per share. This option expires on February 1, 1998, and there have been 12,000 shares exercised to date at a price of $36,000.

      July 27, 1993 - the Company issued an option to the employees, officers and directors to purchase up to a maximum of 250,000 shares of common stock at a price of $3 per share. This option was canceled on June 5, 1995.

      October 8, 1993 - 6,000 shares of stock were issued at $5 per share to Susan Young as down payment on the purchase of a building.

      During 1994, Austin-Young, Inc. issued several promissory notes to the Company to cover cash shortages. Total promissory notes issued was $61,424 (see Note 10).

      In June 1995, the Company adopted a 1995 stock option plan for the employees, officers and directors to purchase up to 1,000,000 shares of common stock at market price. The options expire in five years from the date of offer.

      The Company is leasing its office space from a related party on a month to month basis at $500 per month.

      During 1996, Austin-Young, Inc. issued $38,000 in promissory notes to cover cash shortages. $5,000 was paid back during the year.

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                            April 30, 1996 and 1995
                                  (unaudited)

NOTE 6 - NONMONETARY TRANSACTIONS

      Nonmonetary transactions consist of the transactions detailed in Note 5 above and the transfer of common investment shares to individuals and corporations for services and distributorship license agreements, as follows:

      September 24, 1990 - Common investment shares of 50,000 were issued at $0.74 per share to two corporations for distributorship license agreements.

      October 25, 1990 - Common investment shares of 12,500 at $3 per share were issued to individuals for services.

      August 1991 - 10,000 shares of stock were issued at $7.50 per share for trademarks and patents for two zeolite products.

      October 1991 - 13,214 shares of stock were issued at $14 per share for zeolite mining claims (see Note 8).

      January 1992 - Common investment shares of 20,000 were returned to the treasury and canceled.

      February 1992 - 701,800 shares were issued at $0.14 per share for 100% of the shares of Geo-Environment Services, Inc. (see Note 5).

      March 1992 - 243,000 shares were issued at $20 per share for zeolite mining clams (see Note 8).

      June 1992 - 32,430 shares were canceled by officers and directors.

      June 1993 - 17,800 shares were issued at $1.50 per share for services performed.

      October 1993 - 6,000 shares were issued at $5 per share for down payment on plant facility.

      October 1993 - 17,000 shares were issued at $3 per share for advisory services.

      February 1994 - 6,000 shares were issued at $5 per share for legal services.

      June 1994 - 25,750 shares were issued at $4 per share for services rendered.

      June 1994 - 11,000 shares were issued at $5 per share for services rendered.

      June 1994 - 5,000 shares were issued at $3.50 per share for services rendered.

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                            April 30, 1996 and 1995
                                  (unaudited)

NOTE 6 - NONMONETARY TRANSACTIONS (Continued)

      November 1994 - 10,000 shares were issued at $3.50 per share for services rendered.

      November 1994 - 5,000 shares were issued at $2.25 per share for services rendered.

      During 1995 - 9,000 shares were issued at an average price of $2.49 per share for services rendered.

NOTE 7 - PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:


                                       April 30,
                                  ---------------------
                                   1996         1995
                                  --------     --------
      Plant                       $244,978     $180,000
      Machinery and equipment       12,382        9,854
      Accumulated depreciation     (30,534)     (17,675)
                                  --------     --------
                                  $226,826     $172,179
                                  ========     ========


      Machinery and equipment is depreciated on the straight-line method over the estimated useful lives of five (5) years. Depreciation expense is $3,697 and $2,885 for the three months ended April 30, 1996 and 1995, respectively.

      The Company has agreements with various vendors to do the mining and milling of its zeolite mineral and products; this has resulted in minimal investment in machinery and equipment.

      During 1996, the Company purchased a building near Burns, Oregon that will act as a processing and storage facility for its Oregon zeolite deposits.

NOTE 8 - MINING CLAIMS

      The Company has purchased several zeolite mining claims in three different regions in the western United States. All purchases were acquired through stock issuance's and are described below.

      In April 1991 (before acquisition by Geo-Environmental Resources) (now American Absorbents Natural Products, Inc.), the Company's subsidiary issued 440,000 shares of its stock for mining claims containing zeolite in the Mohave County, Arizona region, and the stock given was originally valued at $.50 per share. Thus the mining claims were originally valued at $220,000. Since the

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                            April 30, 1996 and 1995
                                  (unaudited)

NOTE 8 - MINING CLAIMS (Continued)

      value of the mining claims was not readily determined the mining claims were written down to a value of $20,000.

      In October 1991 the Company acquired twenty zeolite mining claims in Harney County, Oregon. The value of the claims was agreed to be $185,000 by the seller and purchaser and 13,214 shares of common stock were issued. The stock was quoted on the market at $1.40 per share, thus determining the number of shares to be issued for the claims.

      In December 1991, the Company acquired an additional 203 zeolite mining claims in the Harney County, Oregon region. A geological study was conducted and reserves were estimated at over 477,600,000 tons. The value per ton was also estimated based on mining costs and market value of the other companies in the industry. The reserves were then discounted 99% and a value was determined to be approximately $4,800,000. Stock was then issued at market price to equal the value given to the claims.

      To date no depletion has been taken on any of these claims. Depletion of these assets will begin once mining operations on these claims begin.

NOTE 9 - PRODUCT TRADENAMES

      In August of 1991 the Company purchased for common stock, notes payable and cash, the inventory and the tradenames for two shoe products. The inventory was valued at $115,000 and the remainder of the purchase price of $25,000 was attributed to the tradenames of the products. The tradenames are being amortized on the straight-line method over a five
      (5) year period.

NOTE 10 - RELATED PARTY NOTES PAYABLE

      The notes payable-related party consist of advances from Austin-Young, Inc., a major shareholder of the Company. The balances are as follows:


                                                                 April 30,
                                                            ---------------------
                                                               1996       1995
      Notes payable - Austin-Young, Inc., bearing interest
      at 7% interest and payable on demand.  Unsecured      $ 182,539   $ 130,101

      Less current portion                                       -             -0-
                                                            ---------   ---------
      Totals                                                $ 182,539   $ 130,101
                                                            =========   =========

      Austin-Young, Inc. negotiated a principle payable over 3 years in 1995 but later renegotiated the note to demand status in 1996. It is not anticipated that the Company will be required to pay the note in the next year, therefore it has been reclassed as a long term note obligation.

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                            April 30, 1996 and 1995
                                  (unaudited)

      NOTE 11 - LONG TERM NOTES PAYABLE

      Notes payable consist of the following:


                                                                   April 30,
                                                             ---------------------
                                                                1996        1995
                                                             ----------   --------
      Notes payable to corporation, bearing interest at 6%,
      amortized over 30 years, balloon payment due
      September 1996.  Secured by warranty deed              $  124,920   $ 135,090
      Less current portion                                   $ (124,920)     (5,644)
                                                             ----------   ---------
      Totals                                                 $    -       $ 129,446
                                                             ==========   =========

NOTE 12 - PRIVATE PLACEMENT OF COMMON STOCK

      During October 1993, the Company issued 66,667 shares of restricted common stock in a private placement. The shares sold for $3 per share and carried an option to purchase additional shares within 120 days.

      During December 1993, the Company issued 38,170 and 41,902 shares of restricted common stock in a private placement at $3 and $1.84 per share, respectively. The shares issued were under an option agreement as part of the private placement that occurred during October 1993.

      On July 5, 1994, 22,500 shares of common stock were issued at $4 per share in a regulation D private stock offering.

      In 1996, the Company issued 214,168 shares of common stock in a regulation private placement for total consideration of $394,362.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The Company, per FASB statement No.7, is properly accounted for and reported as a development stage enterprise. The Company's efforts since entering its current business have been devoted primarily to Company capitalization, acquisition of mining properties, packaging and milling facility acquisitions and product and market development.

The Company has realized limited sales in each of its fiscal years ended January 31, 1992, January 31, 1993, January 31, 1994, January 31, 1995 and January 31, 1996 from limited test marketing programs for its products while in the development stage. During the development stage the Company has developed over a dozen products and test marketed these products in various parts of the country.

LIQUIDITY

Austin-Young, Inc., the parent corporation of the Company, provided a portion of the Company's operating capital during fiscal years 1993, 1994, 1995 and 1996 through loans and equity funding and the Company owed approximately $182,539 to the parent company at April 30, 1996. Revenues to date have provided insignificant funding of working capital because of the development stage status of the company and the limited test marketing programs.

During the fiscal years 1994, 1995 and 1996, the Company has incurred losses that reflect the development stage activity of researching and test marketing its products. The company has paid $81,370, $140,739 and $0 for research and development for the years 1994, 1995 and 1996, respectively. The Company paid $76,500 to the Bureau of Land Management in August 1993 on its mining claims and $91,700 in the fiscal year ended January 31, 1996. In the future, approximately $37,400 will be due to the Bureau of Land Management in August of each year to satisfy claim maintenance fees on existing claims. Austin-Young, Inc. has provided, through loans and equity funding, any deficiencies to the necessary funding during the development stage, but expects funding from private placements and other offerings will be sufficient for future development costs. Total net funds loaned to the Company from Austin-Young, Inc. as of April 30, 1996 and 1995, were $182,539 and $130,101, respectively. When possible, the Company has issued stock for the acquisition of assets or services to reduce the need for additional operating capital from it parent corporation, additional shareholders or gross profits from its limited marketing efforts. A large part of the Company's zeolite mineral deposits were acquired by stock issuances which is expected to play an integral part of maintaining a competitive edge by keeping supply costs of the principle ingredient of its products to a minimum. During the development stage, the Company has also relied on the time and talents of Austin-Young, Inc. personnel and office space and equipment to maintain a lower overhead to conserve its limited resources for product and market development.

During the fiscal year ended January 31, 1994, the Company issued 12,000 shares of common stock to its parent corporation under an option agreement for $36,000. During October 1993, the Company issued 66,667 shares of common stock to a group of private investors for $200,000 in a private offering. The offering also granted a 90-day option to these investors to take additional shares and on December 17, 1993, the investors exercised their options in the amount of 80,072 shares for $191,400. During the fiscal year ended January 31, 1995, the Company issued 22,500 shares in a private placement for $90,000. During that same time period the Company also issued a total of 62,750 shares for services rendered to the Company and valued at $251,735. During the fiscal year ended January 31, 1996, the Company issued 214,168 shares in a private placement for $394,362 and issued 9,000 shares for services rendered to the Company and valued at $22,400. During the quarter ended April 30, 1996, the Company issued 39,834 shares in a private placement for $54,750 and issued 8,000 shares for services rendered and valued at $16,000.

The Company realizes gross profit margins generally ranging from 20% to 60% on its product sales depending on product line and pricing levels. At current operating expense levels and with the anticipated product sales mix, the Company estimates its break-even at approximately $100,000 in sales per month or just over $1,000,000 in sales per year.

The Company has no bank debt outstanding. All accounts payable and accrued expenses are paid when due or sooner when discounts are available. In addition to monthly operating expenses the Company has a monthly mortgage payment of $1,500 due to a corporation on a warehouse/plant it purchased. The mortgage has a balloon payment due in September 1996. The Company intends to pay the mortgage from proceeds of a public or private stock offering or through a bank mortgage on the facility. During the Quarters ended April 30, 1996 and 1995, the Company recorded losses of $83,881 and $97,214, respectively.


RESULTS OF OPERATIONS

Because the Company is a development stage enterprise, it has incurred losses in each of its fiscal years ended January 31, 1994, 1995 and 1996. This is due to the Company incurring operating expenses during a time when most of the efforts were expended in product and market development and other areas not directly related to marketing while positioning the Company to implement various marketing programs.

In fiscal 1992, the Company began test marketing products that it had developed and/or to which it had acquired the rights from other companies. Revenues increased from $11,388 in 1992 to $43,115 in 1993 due to test marketing of existing products in limited market areas. During the fiscal year ended January 31, 1994, the Company concentrated on attractive packaging of its products, Company capitalization and distribution networks, with less emphasis on product research as it prepared to implement various marketing programs for its products. Sales for the fiscal year indicated no growth over the previous year and, in fact, showed a decline in sales. Sales for the fiscal year ended January 31, 1995, increased to $69,467, or 242% over the previous year, as the Company expanded the test marketing of products into more outlets. During the fiscal year ended January 31, 1996, sales declined to $26,070 as the Company's management concentrated on the revamping of existing marketing structures in retail outlets, the design of a marketing program to market agricultural products through feed dealers, the development of the conceptional framework for marketing the smaller packaged products through a direct sales organization, the development of a relationship with an import company in France to market products in France and the acquisition of a milling facility in Oregon. The Company expects revenues to increase in the new year. The Company's products are priced at various levels to generate gross profit margins of 20% to 60%. Even in the test marketing programs, the Company has maintained gross profit margins of 58%, 42% and 26%, respectively, for the fiscal years ended January 31, 1994, 1993 and 1992. The gross profit margin for the fiscal year ended January 31, 1995, was negative primarily due to a write-off of obsolete and excess inventory in the amount of $42,702 and to product promotions that involved free product to new customers in introductory offers. The gross profit margin for the fiscal year ended January 31, 1996 was negative due to free product promotions. Profit margins should increase and then stabilize once production and marketing costs become reasonable with higher production levels and higher sales volume. Quantity discounts on bag purchases for certain of the Company's products could result in up to a 30% increase in the gross profit percent. Profit margins will increase significantly once the Company's milling facility in Oregon has been equipped and the Company begins to mine and process zeolites from its own properties. Gross profit margins for the quarters ended April 30, 1996 and 1995 were 16% and 0%, respectively, on revenues of $31,303 and $6,063, respectively.

Ownership of its own zeolite deposits should allow the Company to better control its cost of sales since zeolite is the major raw material used in its products. The Company also has negotiated mining arrangements with mining companies to eliminate large capital requirements that would be necessary to acquire equipment. Also, milling, packaging, and inventory arrangements have eliminated the need to spend additional money for capital equipment necessary for these processes. The Company does plan to equip a milling facility that it purchased in October, 1995, from proceeds of a private or public stock offering to be made by the Company during the current fiscal year.

General and administrative expenses have increased steadily since January 31, 1991, as the Company developed more products and added personnel to test market products. Depreciation and amortization expenses since inception have remained low because the Company contracts many of its needs that would otherwise require capital expenditures. A significant portion (approximately $251,000) of the Company's January 31, 1995 operating expenses relating to consulting services were funded through the issuance of common stock pursuant to S-8 Registration Statements. Approximately $22,400 of the operating expenses for the fiscal year ended January 31, 1996, were funded through S-8 Registration Statements. Approximately $16,000 of the operating expenses for the quarter ended April 30, 1996 were funded through S-8 Registration Statements.

The Company's note payable to its parent company increased by approximately $65,000 during the fiscal year ended January 31, 1995, and by another $46,000 during the current fiscal year as the Company borrowed funds to help cover overhead expenses and accrued rent expenses owing to Austin Young, Inc. The balance of the note is expected to be paid from future earnings of the Company or from proceeds from a stock offering.

In September 1993, the Company acquired a warehouse/plant facility in Austin, Texas, that it had previously leased. The note on this facility has a balloon payment due in September 1996. This note is expected to be paid off from future public or private stock offerings by the Company or from the proceeds of a bank mortgage.

The Company has maintained current ratios of 1.10, 1.81 and 3.80, respectively, for the fiscal years ended January 31, 1996, 1995 and 1994. The current ratio for the fiscal year ended January 31, 1996, would have been 11.79 except for the reclassification to short term notes payable of a balloon payment due on a warehouse facility. The company expects to pay the mortgage off from proceeds of an equity offering or refinance the mortgage with long term debt. The current ratio for the quarters ended April 30, 1996 and 1995 were 1.04 and 1.35, respectively.

The Company does not expect inflation to have any material effect on its revenues, costs or overall operation. Since the Company owns its own zeolite deposits that are the main raw material used in its products, inflation would generally give the Company a competitive edge over companies that do not own their own deposits. The Company expects that anticipated increased paper costs for the packaging used in its products can be off-set by price increases without losing any competitive edges since all other competitors will face the same price increases. The Company has begun using quality, less expensive plastic packaging for its Stall Fresh product.


PLAN OF OPERATIONS

Management believes that it can continue to fund its operations through private placements or funds received from the parent company until a public stock offering can be completed or revenues reach the level (approximately $1,000,000 per year) at which the gross profits attained will finance the operations. The Company will have to raise a more significant amount of equity in order to expand its operations at a more rapid rate.

Management has begun a limited marketing campaign, based on available capital, of its agricultural related products in certain market areas of Texas, Oklahoma, Ohio, New York, Virginia and West Virginia. Several distributors have been signed to distribute the products and discussions are being held with others and are in different stages of completion which usually requires extensive testing and approval by each of the wholesale or retail outlets. The Company continues to sell some of its smaller packaged products through several of the retail outlets that participated in the test marketing program for the products. In November, 1995, the Company signed a temporary agreement with E.N.S.R./S.A.R.L., an import company located in France, to export the agricultural products for distribution primarily in France. The Company expects to sign a permanent agreement with this company within the next few months that may expand the distribution to other European countries.

The Company has completed design and packaging for products such as Mother Earth KittyKat Premium Cat Litter and Soil Enhancer, White Buffalo, Stall Fresh, Stinky Pinkys and Shoe Fresh as well as eight other products. The Company is also working the conceptual framework of various other products using the zeolite materials present in its existing product line. This includes the impregnation of zeolites with pesticides, herbicides and fertilizers for use in fields, pastures and gardens as well as chemicals to help eradicate fire ants.

The Company has purchased a production plant containing 3,500,000 cu. ft. of production, packaging and storage space near its zeolite properties in Oregon. The facility is not subject to any existing mortgages. The facility is already equipped with a 70-ton crane for easy movement of inventory and equipment within the facility. The Company plans an equity offering that will be used, in part, to equip this facility with crushing, milling, drying, screening, packaging and storage equipment. If the Company is successful in its efforts and a public stock offering is completed, the Company expects to spend approximately $400,000 for milling equipment; $155,000 on warehouse facilities in Texas; $500,000 for market development of its product line and marketing programs; $150,000 for inventory; $50,000 for repairs and maintenance, and $750,000 for general and administrative, working capital and contingency operations.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

During the quarter ended April 30, 1996, there were no material pending or threatened legal proceedings against the Company or its directors, officers, affiliates and owners of record or beneficially of more than five percent of any class of voting securities of the Company nor was there any associate of any such director, officer, affiliate or security-holder who is a party in any action that is adverse to the Company or its subsidiary.


ITEM 2.  CHANGES IN SECURITIES.

During the quarter ended April 30, 1996, there were no material modifications to instruments defining the rights of the holders of any class of registered securities nor were the rights evidenced by any class of registered securities materially limited or qualified by the issuance or modification of any other class of securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended April 30, 1996, there was no material default in the payment of principal, interest, sinking or purchase fund installments, or any other material default not cured within 30 days, with respect to any indebtedness of the Company exceeding five percent of the total assets of the Company, nor was there any material arrearage in the payment of dividends with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company ( The Company currently has no dividend policy or preferred stock outstanding).


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

During the quarter ended April 30, 1996, no matters were submitted to a vote of security-holders through the solicitation of proxies at a Meeting of Shareholders or otherwise.


ITEM 5.  OTHER INFORMATION.

During the quarter ended April 30, 1996, there was no information not previously reported on Form 8-K to include under this item.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                                                                                                   Page
                                                                                                   ----
(a)(1) The following financial statements are included in Part I, Item 1:

              Consolidated Balance Sheets - April 30, 1996 and 1995.............................    3,4

              Consolidated Statements of Operations - Quarters ended April 30, 1996 and 1995....    5

              Consolidated Statements of Stockholders' Equity (Deficit) - period ended
                  April 30, 1996................................................................    6,7,8,9

              Consolidated Statements of Cash Flows - Years ended January 31, 1996,
                  1995 and 1994.................................................................    10,11

              Notes to Consolidated Financial Statements........................................    12-20


   (3) The following exhibits for the quarters ended April 30, 1996 and 1995, are submitted herewith:

              Exhibit 11 - Computation of Per Share Earnings(Loss)..............................    27

              Exhibit 21 - Subsidiary of the Registrant.........................................    28

              Exhibit 27 - Financial Data Schedule..............................................    29


     All other exhibits are omitted since the required information is included in the financial statements or notes thereto, or since the required information is either not present, not present in sufficient amount or is not applicable.


(b)  No reports were filed on Form 8-K during the quarter ended April 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.

                             By:  /s/  TERRY L. YOUNG
                                ----------------------------------
                             Terry L. Young, Chairman of the Board
                             and Chief Executive Officer

Date:  June 19, 1996



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in their capacities and on the dates indicated.



Signature                   Title                                Date
- - ---------                   -----                                ----

/s/ TERRY L. YOUNG          Chairman, Chief Executive            June 19, 1996
- - ---------------------       Officer and Director
    Terry L. Young


/s/ DAVID W. REDDING        Chief Financial Officer,             June 19, 1996
- - ----------------------      Treasurer, Principal
    David W. Redding        Accounting Officer and
                            Director


                               INDEX TO EXHIBITS


   EXHIBIT
     NO.                   DESCRIPTION
   -------                 -----------

     11      Computation of Per Share Earnings(Loss).................   27

     21      Subsidiary of the Registrant............................   28

     27      Financial Data Schedule.................................   29
