Form 10QSB
period 1996-07-31
AMERICAN ABSORBENTS NATURAL PRODUCTS INC
filed 1996-11-13
CIK 914553

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549
                                 FORM 10-QSB

OMB Approval                     Expires:  Approval Pending
OMB Number: xxxx-xxxx            Estimated Average Burden Hours
                                 Per Response: 1.0

     (Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarterly period ended July 31, 1996
[ ]  Transition report under Section 13 or 15(d) of the Exchange Act
       For the transition period from           to           .
                                      ----------  -----------

     Commission file number         0-23356
                           -----------------------------------------------------

                 AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                 ------------------------------------------
               (Name of Small Business Issuer in Its Charter)

           Utah                                          87-0421089            .
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                 IRS Employer Identification
Incorporation or Organization)



3800 Hudson Bend Road, Ste. 300, Austin, Texas               78734             .
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                   (Zip Code)

                                512-266-2481                                   .
--------------------------------------------------------------------------------
              (Issuer's Telephone Number, Including Area Code)

--------------------------------------------------------------------------------
            (Former Name, Former Address and Former Fiscal Year,
                        if Changed Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
Yes        X             No                 .
    ---------------         ----------------

                   APPLICABLE ONLY TO ISSUERS INVOLVED IN
                      BANKRUPTCY PROCEEDINGS DURING THE
                            PRECEDING FIVE YEARS

     Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes          No
   ---------   ---------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: July 31, 1996----5,040,855
($0.001 par value) common shares                   --------------------------
--------------------------------

                                     PART I
                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.
















                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)

                       Consolidated Financial Statements

                            For the Six Months Ended

                             July 31, 1996 and 1995

                                  (Unaudited)

                  AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                AND SUBSIDIARY
                        (A Development Stage Company)
                         Consolidated Balance Sheets
                            July 31, 1996 and 1995
                                 (unaudited)

                                    ASSETS


                                                                July 31,
                                                     ---------------------------
                                                        1996             1995
                                                     ----------       ----------
CURRENT ASSETS

 Cash                                                $    1,560       $  121,047
 Accounts receivable (Note 1)
  Trade                                                     365           16,486
  Other                                                     -0-              236
 Prepaid expenses (Note 1)                                7,522           19,326
 Inventory (Note 1)                                      96,085          104,378

  Total Current Assets                                  105,532          261,473

PROPERTY AND EQUIPMENT (Note 7)

 Plant (net)                                            217,792          169,250
 Machinery and equipment (net)                            5,337            6,845
                                                     ----------       ----------

  Total Property and Equipment                          223,129          176,095
                                                     ----------       ----------

OTHER ASSETS

 Mining claims (Note 8)                               5,081,669        5,089,219
 Prepaid expenses (Note 1)                                  -0-            4,250
 Business development costs (Note 1)                        -0-            1,053
 Product tradenames (Note 9)                                -0-            6,125
                                                     ----------       ----------

  Total Other Assets                                  5,081,669        5,100,647
                                                     ----------       ----------

  TOTAL ASSETS                                        5,410,330        5,538,215
                                                     ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
                    Consolidated Balance Sheets (Continued)
                             July 31, 1996 and 1995
                                  (unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                         July 31,
                                                             ----------------------------
                                                                 1996            1995
                                                             ------------    ------------
CURRENT LIABILITIES

 Accounts payable and accrued expenses                       $     12,889    $     25,223
 Current portion of note payable - related party (Note 10)            -0-             -0-
 Notes payable - current portion (Note 11)                        122,283           5,644
                                                             ------------    ------------

  Total Current Liabilities                                       135,172          30,867
                                                             ------------    ------------

LONG-TERM DEBT

 Notes payable-related party (Note 10)                            182,539         159,101
 Notes payable                                                        -0-         132,604
 Notes payable - less current portion (Note 11)                       -0-          (5,644)
                                                             ------------    ------------

  Total Long-term Debt                                            182,539         286,061
                                                             ------------    ------------

  TOTAL LIABILITIES                                               317,711         316,928
                                                             ------------    ------------
STOCKHOLDERS' EQUITY

 Common stock; authorized 50,000,000 common shares at
   $0.001 par value; 5,040,855 and 4,831,210 shares issued
   and outstanding, respectively                                    5,040           4,914
 Capital in excess of par value                                 6,891,664       6,679,366
 Deficit accumulated during the development stage              (1,804,085)     (1,462,993)
                                                             ------------    ------------

   Total Stockholders' Equity                                   5,092,619       5,221,287
                                                             ------------    ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    5,410,330       5,538,215
                                                             ============    ============

   The accompanying notes are an integral part of these financial statements.

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
                     Consolidated Statements of Operations
                             July 31, 1996 and 1995
                                  (unaudited)


                                                        For the Six Months Ended              From Inception On
                                                                July 31,                       February 9, 1984
                                              --------------------------------------------     Through July 31,
                                                  1996            1995            1994              1996
                                              ------------    ------------    ------------    -----------------
REVENUE

 Net Sales                                    $     42,825    $     11,963    $     48,417      $    213,188
 Cost of goods sold                                 36,419          13,743          40,324           226,499
                                              ------------    ------------    ------------      ------------

  Gross Profit (Note 1)                              6,406          (1,780)          8,093           (13,311)
                                              ------------    ------------    ------------      ------------
EXPENSES
 General and administrative                        153,969         207,610         241,263         1,650,879
 Depreciation and amortization                      10,645           7,448           8,422            64,041
                                              ------------    ------------    ------------      ------------

  Total Expenses                                   164,614         215,058         249,685         1,714,920
                                              ------------    ------------    ------------      ------------

 Net loss before provision for income taxes       (158,208)       (216,838)       (241,592)       (1,728,231)

 Provision for income taxes                            -0-             -0-             -0-               -0-
                                              ------------    ------------    ------------      ------------

NET LOSS                                      $   (158,208)   $   (216,838)   $   (241,592)     $ (1,728,231)
                                              ============    ============    ============      ============

WEIGHTED AVERAGE LOSS PER SHARE               $       (.03)   $       (.04)   $       (.05)     $      (1.12)
                                              ============    ============    ============      ============

AVERAGE SHARES OUTSTANDING                       5,040,855       4,831,210       4,702,352         1,535,000
                                              ============    ============    ============      ============

   The accompanying notes are an integral part of these financial statements.

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
                Consolidated Statements of Stockholders' Equity
              From Inception on February 9, 1984 to July 31, 1996
                                  (unaudited)


                                                                                        Deficit
                                                                                      Accumulated
                                                    Common Stock       Additional     During the
                                                 -------------------     Paid-in      Development
                                                  Shares     Amount      Capital        Stage
                                                 --------   --------   ----------     -----------
Balance at inception                                 --     $   --       $   --        $   --

Issuance of common stock for cash (Note 3)         37,500         38          962          --

Expenses paid by shareholders for the years
  ended January 31, 1990                             --         --            518          --
Net loss for the years ended January 31, 1990        --         --           --          (1,618)
                                                 --------   --------     --------      --------
Balance, January 31, 1990                          37,500         38        1,480        (1,618)

Issuance of common stock for services
  rendered in August 1990                         391,000        391        7,429          --

Issuance of common stock in September 1990
  for various assets from Austin-Young, Inc.
  (Note 5)                                         50,000         50      198,890          --

Issuance of common stock for distribution
  licenses from Global Environmental
  Industries (GEI) for UT & WA, September 1990
  (Note 3)                                         50,000         50       37,070          --

Contribution from Austin-Young, Inc.                 --         --          3,500          --

Issuance of common stock for services
  rendered on October 1990                         12,500         12       37,488          --

Net loss for the year ended January 31, 1991         --         --           --         (47,756)
                                                 --------   --------     --------      --------
Balance, January 31, 1991                         541,000   $    541     $285,857      $(49,374)
                                                 --------   --------     --------      --------

   The accompanying notes are an integral part of these financial statements.

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Continued)
              From Inception on February 9, 1984 to July 31, 1996
                                  (unaudited)


                                                                                          Deficit
                                                                                        Accumulated
                                                    Common Stock        Additional      During the
                                               ----------------------     Paid-in       Development
                                                 Shares       Amount      Capital          Stage
                                               ---------    ---------   ----------      -----------
Balance, January 31, 1991                        541,000    $     541    $ 285,857       $ (49,374)

Common stock returned in exchange for
  common stock of GEI in March 1991 (Note 5)     (17,000)         (17)     (85,423)           --

Repurchase of common stock from
  Austin-Young, Inc. in May 1991 (Note 5)       (385,000)        (358)     (64,662)           --

Issuance of common stock for the purchase of product from Steelhead Specialty

Minerals in August 1991 (Note 6)                  10,000           10       74,990            --

Issuance of common stock for the purchase
  of mining claims in October 1991 (Note 8)       13,214           13      184,987            --

Common stock canceled by officers/directors
  in January 1992                                (20,000)         (20)          20            --

Contribution from Austin-Young, Inc.                --           --          7,000            --

Net loss for the year ended January 31, 1992        --           --           --           (83,315)
                                               ---------    ---------    ---------       ---------
Balance, January 31, 1992                        169,214    $     169    $ 402,769       $(132,689)
                                               ---------    ---------    ---------       ---------

   The accompanying notes are an integral part of these financial statements.

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Continued)
              From Inception on February 9, 1984 to July 31, 1996
                                  (unaudited)



                                                                                                            Deficit
                                                                                                           Accumulated
                                                                      Common Stock          Additional     During the
                                                                ------------------------     Paid-in       Development
                                                                  Shares        Amount       Capital          Stage
                                                                ----------    ----------    ----------     ----------
Balance, January 31, 1992                                          169,214    $      169    $  402,769     $ (132,689)

Issuance of common stock for the acquisition of
  Geo-Environment Services, Inc. in February 1992 (Note 5)         701,800           702        96,442           --

Issuance of common stock for the purchase of mining claims
  in March 1992 (Note 5)                                           243,000           243     4,859,757           --

Common stock canceled by officer and directors in June 1992
  (Note 6)                                                         (32,430)          (32)           32           --

Cancellation of fractional shares due to reverse stock split           (21)         --            --             --

Issuance of common stock (pursuant to a repurchase
  agreement in May, 1991) to Austin-Young, Inc. for relief of
  debt in July 1992  (Note 5)                                    3,380,000         3,380        61,620           --

Net loss for the year ended January 31, 1993                          --            --            --         (126,304)
                                                                ----------    ----------    ----------     ----------

Balance, January 31, 1993                                        4,461,563         4,462     5,420,620       (258,993)

Issuance of common stock for services rendered in June 1993
  (Note 6)                                                          17,800            18        26,682           --

Issuance of common stock to Austin-Young, Inc. in June 1993
  (Note 5)                                                          12,000            12        35,988           --

Issuance of common stock for cash October 1993 (Note 12)            66,667            67       199,936           --

Issuance of common stock as down payment on building
  October 1993 (Note 5)                                              6,000             6        29,994           --

Issuance of common stock for services rendered October 1993
  (Note 6)                                                          17,000            17        50,983           --

Issuance of common stock for cash December 1993 (Note 12)           80,072            80       191,321           --

Net loss for the year ended January 31, 1994                          --            --            --         (274,862)
                                                                ----------    ----------    ----------     ----------

Balance, January 31, 1994                                        4,661,102    $    4,662    $5,955,524     $ (533,855)
                                                                ----------    ----------    ----------     ----------

   The accompanying notes are an integral part of these financial statements.

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Continued)
              From Inception on February 9, 1984 to July 31, 1996
                                  (unaudited)


                                                                                                       Deficit
                                                                                                     Accumulated
                                                               Common Stock          Additional      During the
                                                         -------------------------     Paid-in       Development
                                                            Shares        Amount       Capital           Stage
                                                         -----------   -----------   -----------     -----------
Balance, January 31, 1994                                  4,661,102   $     4,662   $ 5,955,524     $  (533,855)

Issuance of common stock for services rendered
  February 1994 (Note 6)                                       6,000             6        29,994            --

Issuance of common stock for services rendered in
  June 1994 (Note 6)                                          41,750            42       175,458            --

Issuance of common stock in a private offering                22,500            22        89,978            --

Issuance of common stock for services rendered in
  November 1994 (Note 6)                                      15,000            15        46,235            --

Net loss for the year ended January 31, 1995                    --            --            --          (673,048)
                                                         -----------   -----------   -----------     -----------

Balance, January 31, 1995                                  4,746,352   $     4,747   $ 6,297,189     $(1,206,903)
                                                         -----------   -----------   -----------     -----------

Issuance of common stock for services (Note 6)                 9,000             9        22,391            --

Issuance of common stock in private offering (Note 12)       214,168           214       394,148            --

Net Loss for the year ended January 31, 1996                    --            --            --          (365,467)
                                                         -----------   -----------   -----------     -----------

Balance at January 31, 1996                                4,969,520   $     4,970   $ 6,713,728     $(1,572,370)
                                                         -----------   -----------   -----------     -----------

Issuance of common stock in a private offering                39,834            40        54,710            --

Issuance of common stock for services--April, 1996             8,000             8        15,992            --

Issuance of common stock in a private offering                23,001            22        32,978            --

Issuance of common stock for services--July, 1996                500          --             750            --

Net loss for the six months ended July 31, 1996                 --            --            --          (158,208)
                                                         -----------   -----------   -----------     -----------
Balance, July 31, 1996                                     5,040,855         5,040     6,818,158       1,730,578
                                                         -----------   -----------   -----------     -----------

   The accompanying notes are an integral part of these financial statements.

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows


                                                                                                 From Inception
                                                           For the Years Ended                   On February 9,
                                                                January 31,                       1984 Through
                                               --------------------------------------------        January 31,
                                                   1996            1995            1994               1996
                                               ------------    ------------    ------------       ------------
Cash Flows From Operating Activities
  Net loss                                     $   (365,467)   $   (673,048)   $   (275,162)      $ (1,570,023)
  Depreciation and amortization                      17,652          18,859           8,395             53,396
  (Increase) decrease in receivables                  3,457         (11,599)          5,565             (8,142)
  Decrease (increase) in prepaid expenses            15,904          52,136         (91,698)           (19,989)
  Decrease (increase) in inventory                  (10,417)         25,051         (13,682)          (109,098)
  (Increase) decrease in payables                   (47,889)         (2,151)         41,487             13,060
  Decrease (increase) in prepaid deferred
    offering cost                                      --            56,180         (56,180)              --
  Stock issued for services                          22,400         251,750          77,700            439,500
                                               ------------    ------------    ------------       ------------
   Net Cash used by Operating Activities           (364,360)       (282,822)       (303,575)        (1,201,296)
                                               ------------    ------------    ------------       ------------

Cash Flows From Investing Activities
  Cash received in acquisition of subsidiary           --              --              --               13,105
  Purchase of fixed assets                          (67,505)         (6,908)       (180,000)          (257,113)
  Purchase of product tradenames                       --              --            (1,960)           (26,960)
  Organization costs                                   --              --              --               (1,526)
  Purchase/sale of mining development cost             --              --             8,321               --
  Purchase of mining claims                            --              --              (261)           (26,642)
  Sale of licenses                                     --              --              --              150,000
                                               ------------    ------------    ------------       ------------
   Net Cash Used by Investing Activities            (67,505)         (6,908)       (173,900)          (149,136)
                                               ------------    ------------    ------------       ------------

Cash Flows From Financing Activities
  Issuance of common stock                          394,362          90,000         457,404          1,047,496
  Issuance of notes payable                          46,423          67,440         233,150            527,348
  Principle payments on long-term debt              (10,020)         (8,673)        (71,612)          (223,305)
                                               ------------    ------------    ------------       ------------

   Net Cash Provided by Financing Activities        430,765         148,767         618,942          1,351,539
                                               ------------    ------------    ------------       ------------

Net (Decrease) Increase in Cash                      (1,100)       (140,963)        141,467              1,107

Cash at Beginning of Period                           2,207         143,170           1,703               --
                                               ------------    ------------    ------------       ------------

Cash at End of Period                          $      1,107    $      2,207    $    143,170       $      1,107
                                               ============    ============    ============       ============

   The accompanying notes are an integral part of these financial statements.

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
               Consolidated Statements of Cash Flows (Continued)


                                                                                        From Inception
                                                        For the Years Ended              On February 9,
                                                             January 31,                  1984 Through
                                                ------------------------------------      January 31,
                                                   1996         1995         1994            1996
                                                ----------   ----------   ----------      ----------
Supplemental cash flow information:

 Cash Paid For:
    Interest                                    $   18,834   $   18,859   $   12,262      $   52,697
    Income Taxes                                       100          100          145           2,347

 Non-Cash Transactions:
    Stock issued for mining claims              $     --     $     --     $     --        $5,045,000
    Stock issued for down payment on building   $     --     $     --     $   30,000      $   30,000
    Stock issued for services                   $   22,400   $  251,750   $   77,700      $  439,500

   The accompanying notes are an integral part of these financial statements.

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             July 31, 1996 and 1995
                                  (unaudited)


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

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             July 31, 1996 and 1995
                                  (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Inventories
      Inventories are stated at the lower cost or market, and consist of finished goods. In 1995, the Company wrote off $42,702 of obsolete inventory and has included this amount as part of cost of goods sold.

      Accounts Receivable
      Accounts receivable are shown net of the allowance for doubtful accounts. This amount was determined to be $0 and $0 at July 31, 1996 and 1995 after writing off all accounts determined to be uncollectible.

      Prepaid Expenses
      Prepaid expenses at July 31, 1996 consist of the following:


      Prepaid mining land lease                                      $ 3,272
      Prepaid consulting fees                                          4,250
                                                                     -------
                                                                     $ 7,522
                                                                     =======

      Business Development Cost
      Business Development cost mainly consist of video production cost for a business promotional video and product packaging design. These costs are amortized over the estimated useful life of the cost, which is 5 years. The costs and accumulated amortization at July 31, 1996 are as follows:


      Business development costs                                     $ 3,026
      Accumulated amortization                                        (3,026)
                                                                     -------
                                                                     $   -0-
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

                  AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                AND SUBSIDIARY
                        (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                            July 31, 1996 and 1995
                                 (unaudited)


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

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             July 31, 1996 and 1995
                                  (unaudited)

NOTE 4 - INCOME TAXES

      No federal income tax liabilities have been accrued due to the recurring net operating losses of the Company.

      As of July 31, 1996 the Company has accumulated net operating losses of approximately $1,800,000. These losses can be used to offset future earnings but will expire beginning in the year 1999.

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

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             July 31, 1996 and 1995
                                  (unaudited)

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

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             July 31, 1996 and 1995
                                  (unaudited)

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

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             July 31, 1996 and 1995
                                  (unaudited)

NOTE 6 - NONMONETARY TRANSACTIONS (Continued)

      November 1994 - 10,000 shares were issued at $3.50 per share for services rendered.

      November 1994 - 5,000 shares were issued at $2.25 per share for services rendered.

      During 1995 - 9,000 shares were issued at an average price of $2.49 per share for services rendered.

      During 1996 - 8,500 shares were issued at an average price of $1.97 per share for services rendered.

NOTE 7 - PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:


                                                  July 31,
                                           -----------------------
                                              1996         1995
                                           ----------   ----------
Plant                                      $  244,978    $ 185,000
Machinery and equipment                        12,382       11,655
Accumulated depreciation                      (34,231)     (20,650)
                                           ----------    ---------
                                           $  223,129    $ 176,095
                                           ==========    =========

      Machinery and equipment is depreciated on the straight-line method over the estimated useful lives of five (5) years. Depreciation expense is $3,697 and $2,885 for the quarters ended July 31, 1996 and 1995, respectively.

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

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             July 31, 1996 and 1995
                                  (unaudited)

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

NOTE 10 - RELATED PARTY NOTES PAYABLE

      The notes payable-related party consist of advances from Austin-Young, Inc., a major shareholder of the Company. The balances are as follows:


                                                                    July 31,
                                                            ----------------------
                                                               1996       1995
                                                            ----------  ----------
      Notes payable - Austin-Young, Inc., bearing interest
      at 7% interest and payable on demand.  Unsecured      $  182,539  $  159,101
      Less current portion                                       --            -0-
                                                            ----------  ----------
      Totals                                                $  182,539  $  159,101
                                                            ==========  ==========

      Austin-Young, Inc. negotiated a principle payable over 3 years in 1995 but later renegotiated the note to payment in 1997. It is not anticipated that the Company will be required to pay the note in the next year, therefore it has been classed as a long term note obligation.

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             July 31, 1996 and 1995
                                  (unaudited)


NOTE 11 - LONG TERM NOTES PAYABLE

      Notes payable consist of the following:


                                                                    July 31,
                                                             -----------------------
                                                                1996         1995
                                                             ---------     ---------
      Notes payable to corporation, bearing interest at 6%,
      amortized over 30 years, balloon payment due
      September 1996.  Secured by warranty deed              $ 122,283     $ 132,604
      Less current portion                                   $(122,283)       (5,644)
                                                             ---------     ---------
      Totals                                                 $     --      $ 126,960
                                                             =========     =========

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

      During the first six months of the current fiscal year, the Company has issued 23,001 shares of common stock in a regulation private placement for total consideration of $33,000.

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

LIQUIDITY

Austin-Young, Inc., the parent corporation of the Company, provided a portion of the Company's operating capital during fiscal years 1993, 1994, 1995 and 1996 through loans and equity funding and the Company owed approximately $182,539 to the parent company at July 31, 1996. Revenues to date have provided insignificant funding of working capital because of the development stage status of the company and the limited test marketing programs.

During the fiscal years 1994, 1995 and 1996, the Company has incurred losses that reflect the development stage activity of researching and test marketing its products. The company has paid $81,370, $140,739 and $0 for research and development for the years 1994, 1995 and 1996, respectively. The Company paid $76,500 to the Bureau of Land Management in August 1993 on its mining claims and $91,700 in the fiscal year ended January 31, 1996. In the future, approximately $37,400 will be due to the Bureau of Land Management in August of each year to satisfy claim maintenance fees on existing claims. Austin-Young, Inc. has provided, through loans and equity funding, any deficiencies to the necessary funding during the development stage, but expects funding from private placements and other offerings will be sufficient for future development costs. Total net funds loaned to the Company from Austin-Young, Inc. as of July 31, 1996 and 1995, were $182,539 and $159,101 respectively. When possible, the Company has issued stock for the acquisition of assets or services to reduce the need for additional operating capital from it parent corporation, additional shareholders or gross profits from its limited marketing efforts. A large part of the Company's zeolite mineral deposits were acquired by stock issuances which is expected to play an integral part of maintaining a competitive edge by keeping supply costs of the principle ingredient of its products to a minimum. During the development stage, the Company has also relied on the time and talents of Austin-Young, Inc. personnel and office space and equipment to maintain a lower overhead to conserve its limited resources for product and market development.

During the fiscal year ended January 31, 1994, the Company issued 12,000 shares of common stock to its parent corporation under an option agreement for $36,000. During October 1993, the Company issued 66,667 shares of common stock to a group of private investors for $200,000 in a private offering. The offering also granted a 90-day option to these investors to take additional shares and on December 17, 1993, the investors exercised their options in the amount of 80,072 shares for $191,400. During the fiscal year ended January 31, 1995, the Company issued 22,500 shares in a private placement for $90,000. During that same time period the Company also issued a total of 62,750 shares for services rendered to the Company and valued at $251,735. During the fiscal year ended January 31, 1996, the Company issued 214,168 shares in a private placement for $394,362 and issued 9,000 shares for services rendered to the Company and valued at $22,400. During the quarter ended April 30, 1996, the Company issued 39,834 shares in a private placement for $54,750 and issued 8,000 shares for services rendered and valued at $16,000. During the quarter ended July 31, 1996, the Company issued 23,001 shares in a private placement for $33,000 and issued 500 shares for services rendered and valued at $750.

The Company realizes gross profit margins generally ranging from 20% to 60% on its product sales depending on product line and pricing levels. At current operating expense levels and with the anticipated product sales mix, the Company estimates its break-even at approximately $100,000 in sales per month or just over $1,000,000 in sales per year.

The Company has no bank debt outstanding. All accounts payable and accrued expenses are paid when due or sooner when discounts are available. In addition to monthly operating expenses the Company has a monthly mortgage payment of $1,500 due to a corporation on a warehouse/plant it purchased. The mortgage has a balloon payment due in September 1996. The Company intends to pay the mortgage from proceeds of a public or private stock offering or through a bank mortgage on the facility. During the Quarters ended July 31, 1996 and 1995, the Company recorded losses of $74,327 and $119,624, respectively.


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

In fiscal 1992, the Company began test marketing products that it had developed and/or to which it had acquired the rights from other companies. Revenues increased from $11,388 in 1992 to $43,115 in 1993 due to test marketing of existing products in limited market areas. During the fiscal year ended January 31, 1994, the Company concentrated on attractive packaging of its products, Company capitalization and distribution networks, with less emphasis on product research as it prepared to implement various marketing programs for its products. Sales for the fiscal year indicated no growth over the previous year and, in fact, showed a decline in sales. Sales for the fiscal year ended January 31, 1995, increased to $69,467, or 242% over the previous year, as the Company expanded the test marketing of products into more outlets. During the fiscal year ended January 31, 1996, sales declined to $26,070 as the Company's management concentrated on the revamping of existing marketing structures in retail outlets, the design of a marketing program to market agricultural products through feed dealers, the development of the conceptional framework for marketing the smaller packaged products through a direct sales organization, the development of a relationship with an import company in France to market products in France and the acquisition of a milling facility in Oregon. The Company expects revenues to increase in the new year. The Company's products are priced at various levels to generate gross profit margins of 20% to 60%. Even in the test marketing programs, the Company has maintained gross profit margins of 58%, 42% and 26%, respectively, for the fiscal years ended January 31, 1994, 1993 and 1992. The gross profit margin for the fiscal year ended January 31, 1995, was negative primarily due to a write-off of obsolete and excess inventory in the amount of $42,702 and to product promotions that involved free product to new customers in introductory offers. The gross profit margin for the fiscal year ended January 31, 1996 was negative due to free product promotions. Profit margins should increase and then stabilize once production and marketing costs become reasonable with higher production levels and higher sales volume. Quantity discounts on bag purchases for certain of the Company's products could result in up to a 30% increase in the gross profit percent. Profit margins will increase significantly once the Company's milling facility in Oregon has been equipped and the Company begins to mine and process zeolites from its own properties. Gross profit margins for the six months ended July 31, 1996 and 1995 were 15% and 0%, respectively, on revenues of $42,825 and $11,963, respectively.

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

General and administrative expenses have increased steadily since January 31, 1991, as the Company developed more products and added personnel to test market products. Depreciation and amortization expenses since inception have remained low because the Company contracts many of its needs that would otherwise require capital expenditures. A significant portion (approximately $251,000) of the Company's January 31, 1995 operating expenses relating to consulting services were funded through the issuance of common stock pursuant to S-8 Registration Statements. Approximately $22,400 of the operating expenses for the fiscal year ended January 31, 1996, were funded through S-8 Registration Statements. Approximately $16,000 of the operating expenses for the quarter ended April 30, 1996 were funded through S-8 Registration Statements while approximately $750 of such expenses were funded in this manner during the quarter ended July 31, 1996.

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

The Company has maintained current ratios of 1.10, 1.81 and 3.80, respectively, for the fiscal years ended January 31, 1996, 1995 and 1994. The current ratio for the fiscal year ended January 31, 1996, would have been 11.79 except for the reclassification to short term notes payable of a balloon payment due on a warehouse facility. The company expects to pay the mortgage off from proceeds of an equity offering or refinance the mortgage with long term debt. The current ratio for the six months ended July 31, 1996 and 1995 were 0.78 and 8.47, respectively. The lower current ratio for the current period results from the the reclassification of a long term note payable on the Company's warehouse facility to current notes payable.

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

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

During the quarter ended July 31, 1996, there were no material pending or threatened legal proceedings against the Company or its directors, officers, affiliates and owners of record or beneficially of more than five percent of any class of voting securities of the Company nor was there any associate of any such director, officer, affiliate or security-holder who is a party in any action that is adverse to the Company or its subsidiary.


ITEM 2.  CHANGES IN SECURITIES.

During the quarter ended July 31, 1996, there were no material modifications to instruments defining the rights of the holders of any class of registered securities nor were the rights evidenced by any class of registered securities materially limited or qualified by the issuance or modification of any other class of securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended July 31, 1996, there was no material default in the payment of principal, interest, sinking or purchase fund installments, or any other material default not cured within 30 days, with respect to any indebtedness of the Company exceeding five percent of the total assets of the Company, nor was there any material arrearage in the payment of dividends with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company ( The Company currently has no dividend policy or preferred stock outstanding).


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

During the quarter ended July 31, 1996, no matters were submitted to a vote of security-holders through the solicitation of proxies at a Meeting of Shareholders or otherwise.


ITEM 5.  OTHER INFORMATION.

During the quarter ended July 31, 1996, there was no information not previously reported on Form 8-K to include under this item.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                                                                            Page
(a) (1)  The following financial statements are included in Part I, Item 1:

     Consolidated Balance Sheets - July 31, 1996 and 1995..............      3,4

     Consolidated Statements of Operations - six months ended July 31,
       1996 and 1995...................................................        5

     Consolidated Statements of Stockholders' Equity (Deficit) -
       period ended July 31, 1996......................................  6,7,8,9

     Consolidated Statements of Cash Flows - Years ended January 31,
       1996, 1995 and 1994.............................................    10,11

     Notes to Consolidated Financial Statements........................    12-20


    (3) The following exhibits for the six months ended July 31, 1996 and 1995, are submitted herewith:

     Exhibit 11 - Computation of Per Share Earnings (Loss).............       27

     Exhibit 21 - Subsidiary of the Registrant.........................       28


     All other exhibits are omitted since the required information is included in the financial statements or notes thereto, or since the required information is either not present, not present in sufficient amount or is not applicable.


(b)  No reports were filed on Form 8-K during the quarter ended July 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.

                                 By: /s/ TERRY L. YOUNG
                                    ---------------------------------------
                                    Terry L. Young, Chairman of the Board
                                    and Chief Executive Officer

Date:  September 4, 1996



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in their capacities and on the dates indicated.

Signature                       Title                          Date
---------                       -----                          ----



/s/ TERRY L. YOUNG              Chairman, Chief Executive      September 4, 1996
--------------------------      Officer and Director
Terry L. Young

/s/ DAVID W. REDDING            Chief Financial Officer,       September 4, 1996
--------------------------      Treasurer, Principal
David W. Redding                Accounting Officer and
                                Director

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  11          - Computation of Per Share Earnings (Loss)

  21          - Subsidiary of the Registrant

  27          - Financial Data Schedule