Form 10KSB
period 1997-01-31
AMERICAN ABSORBENTS NATURAL PRODUCTS INC
filed 1997-06-05
CIK 914553

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549
                              FORM 10-KSB

OMB Approval                  Expires:  Approval Pending
OMB Number: xxxx-xxxx         Estimated Average Burden Hours Per Response: 1.0

      (Mark One)
X Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)
       For the fiscal year ended January 31, 1997

   Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)
       For the transition period from             to

       Commission file number 0-23356


                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.

                 (Name of Small Business Issuer in Its Charter)

                        Utah                         87-0421089

(State or Other Jurisdiction of
 Incorporation or Organization)             IRS Employer Identification


3800 Hudson Bend Road, Suite #300, Austin, Texas               78734
     (Address of Principal Executive Offices)                (Zip Code)

                                   512-266-2481
               (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class                  Name of Each Exchange on Which Registered
       NONE                                           NONE


Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK (.001 par value)

                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
Yes        X             No


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. XX


Issuer's revenues for the fiscal year ended January 31, 1997.    $69,293.00


Aggregate market value of common stock (.001 par value) held by non-affiliates at March 31, 1997. $1,772,936.00

Common stock (.001 par value) shares outstanding at March 31, 1997. 5,499,300  .


This Form 10-KSB document contains 46 pages.


                                     PART I




ITEM I.  DESCRIPTION OF BUSINESS:


AMERICAN ABSORBENTS NATURAL PRODUCTS, INC. (the Company) markets a number of products using a volcanic mineral known as zeolite which is mined from mining claims owned by the Company in the State of Oregon or purchased as a bulk commodity in the open market. These products are used primarily for odor control, gas or liquid adsorption, and the slow release of nutrients into the soil.

The Company currently produces and markets products which target the retail and agricultural consumable products area and the turf grass industry and which use the natural zeolite mineral mined from the Company's claims or purchased as a bulk commodity in the open market. A partial listing of these products includes Mother Earth KittyKatTM Premium Cat Litter and Soil Enhancer, a cat litter product which, when used, can be disposed of into the soil as a soil enhancer; Stall Fresha, a product to eliminate urine-generated ammonia odors and wetness caused by livestock; White Buffaloa, a multi-purpose home, farm and ranch absorb-all product; and Stinky PinkysTM and Shoe FreshTM, products that eliminate moisture and odor from shoes and boots. The Company has not currently entered into the industrial or bulk sales markets with the zeolite minerals located on the Company's claims, but it may enter these markets during the next fiscal year.

All of the Company's products use the natural zeolite minerals mined from the Company's unpatented placer mining claims located in the Harney Basin area in the State of Oregon or purchased as a bulk commodity in the open market. When mined, the minerals are stored in bulk near the claims and may be shipped by truck as needed to an independent processing facility in New Mexico for crushing and screening. The Company's larger packaged products such as Mother Earth KittyKata Premium Cat Litter and Soil Enhancer, White Buffaloa and Stall Fresha, are packaged and stored at this facility until they are shipped to the distributor or end retailer. The smaller packaged products, such as the shoe odor and moisture products, Stinky Pinkysa and Shoe Fresha are packaged and stored at the Company's facility in Austin, Texas. The Company uses mostly contract labor for each phase of its current mining, milling and packaging operations. In October, 1995, the Company purchased in a distress sale for $65,000 plus an additional $15,000 for repairs, a milling, packaging and storage facility containing 103,125 square feet and approximately 3,500,000 cubic feet of inventory storage space in Hines, Oregon, near the Company's mining claims in Oregon. The Company's insurance carrier placed a replacement value of $2,049,172 on the facility. This facility has not yet been equipped with milling and packaging equipment. However, the Company raised sufficient cash through a private placement during the first part of fiscal 1998 to equip the facility with the necessary milling and packaging equipment and has placed a purchase order with an equipment supplier to purchase the equipment. The Company expects the facility to be operable by mid-summer, 1997.

Marketing of the Company's products is performed by the Company's wholly owned subsidiary, American Absorbents, Inc. and through joint-venture type relationships. Since the commencement of its zeolite products business in approximately 1992, the Company has been principally in the product and market development stage and has focused its marketing efforts primarily in the test market area. More recently, the Company has begun the implementation of its Agricultural Marketing Plan which includes a concentrated marketing effort of Mother Earth KittyKatTM Premium Cat Litter and Soil Enhancer, White BuffaloTM and Stall FreshTM. The Company began marketing its agricultural products in the European marketplace in November, 1995, through an import/export company located in France.

The Company has engaged in product promotion through participation in trade shows, direct contacts with distributors, product brokers, large national chains, product promotions to consumers and advertisements in various trade or other publications. The Company is also engaged in public awareness campaigns to inform the general public about the uses of natural zeolite minerals.

The Company is also engaged in a continuing product development program including test marketing and packaging design programs. The Company currently has available over a dozen products that it has researched, developed and test marketed. Since there are so many potential uses (estimated at 3,000+) for the zeolite mineral in consumer products, any future research and development will be primarily in the area of market research. The Company will be concentrating its efforts over the next twelve months to marketing existing products but may introduce new products during that time period.

The majority of the Company's unpatented placer mining claims are located on federal land in the Harney Basin, Harney County, Oregon. These 259 claims cover approximately 7.475 square miles or 6,000 acres. The estimated proven reserves of in-place zeolite on the southern 40% (approximately 135 claims or 2,700 acres) of the Harney Basin claims is 477,653,873 tons and the estimated probable reserves is 746,089,789 tons, (based on independent geologist's reports). The geologist assumed mining of only the top 80 feet of the deposit. In-house reports of Anaconda (former owner of the northern portion of the Harney Basin Deposit) geologists placed the estimated reserves of zeolite mineral located on the northern 4060 acres of the Harney Basin in excess of 1,000,000,000 tons of 90% pure zeolite. Their assumptions included mining only the top 100 feet of the deposit. Existing drill hole core data indicates that the total thickness of the deposit is approximately 300 feet which would significantly increase the estimated reserves within the deposit. An independent geological appraisal relating only to the approximately 400 acres on which the Company has made application for its Permanent Mining Permit and Plan of Operations placed the reserves on the top 60 feet of that area at 20-30,000,000 tons and valued at 2.2-3.3 billion dollars. Mining on the claims is open-pit and is performed by removing any overburden with a front-end loader and then hauling the mineral in trucks to be stored in Hines, Oregon, approximately 25 miles from the claims. From there it may be shipped in bulk to a facility in New Mexico for processing. After equipping of the Oregon facility with processing equipment, most of the mining and milling operations will be conducted in Oregon.

The Company also owns 26 unpatented zeolite placer mining claims in Malheur County, Oregon, near the town of Sheaville on the Oregon/Idaho border as well as 10 unpatented lode zeolite mining claims situated in Mohave County, Arizona, approximately 60 miles northwest of Kingman, Arizona, near the town of Dolan Springs, Arizona.


WARRANTIES:


The Company's products are all manufactured from natural zeolite, a natural mineral mined from the earth. As such, the products do not have specific warranties relative to the product. The Company does offer a 100% customer satisfaction guarantee. If, for any reason, a customer is not satisfied with a particular product's performance, the Company will refund 100% of the purchase price.



SUPPLIERS:


The Company is the country's largest corporate holder of zeolite reserves which assures the Company of always having an adequate inventory of the major material used in its products. Other supplies, primarily packaging materials, used by the Company in its manufacturing process are readily available from a number of suppliers. Services used by the Company for its mining, milling, grinding and processing are also readily available from a number of service providers.



TRADEMARKS AND PATENTS:


The Company markets its products under a number of trademarks and trademark applications. The Company has applied for federal trademark protection on its products currently marketed, or to be test marketed, by the Company. The Company does not own, hold or use any patents.



INVENTORY:


The Company has maintained lower inventory levels during the development stage, but plans to increase inventory levels when full-scale marketing efforts begin under the Agricultural Marketing Plan. The book value of inventory for the fiscal years ended January 31, 1997 and January 31, 1996 was $99,952 and $109,098, respectively.




CUSTOMERS:


The Company's products are currently being sold through direct sales to the customer, to retail outlets and through regional distributors. Products have been sold to over 100 different retailers with approximately 2,000 retail outlets. For the fiscal year ended January 31, 1997, E.N.S.R./S.A.R.L. accounted for approximately 58% of sales. For the fiscal year ended January 31, 1996, H.E. Butt Grocery Company accounted for 18.6% of sales, E.N.S.R./S.A.R.L. accounted for 48.2% of sales and Academy Surplus accounted for 15.9% of sales. The Company's products are currently being sold, or have been approved for sale, in several large national retail outlets as well as smaller retail outlets. Currently, and at the present sales levels in the development stage, management does not believe that the loss of any single or group of the Company's largest customers would have a materially adverse effect on the Company's business.



BACKLOG:


The Company has been primarily in a test marketing phase. Accordingly, there was no backlog at January 31, 1997 or January 31, 1996. The Company has maintained sufficient inventory levels to ship products when they are ordered and plans to continue to maintain sufficient inventory levels to fill future orders.



COMPETITION:


The Company experiences some competition in the developing and marketing of its products. Management has categorized competition into three areas, namely: 1) producers of products similar to those marketed by the Company but not using any natural zeolite mineral; 2) producers of products using natural zeolite minerals mined from the producer's own reserves; and, 3) producers of products using zeolite minerals purchased from an outside source. The Company believes that it can compete favorably with many of these producers because of the ability of the Company to produce its natural zeolite products at relatively low cost because of the vast amount of easily accessible zeolite located on the Company's mining claims. Management also believes that because the Company's operations are designed to reduce overhead expenses and the costs of producing the products through the use of contract labor and independent contractors, the Company will be able to quickly adapt to the changing nature of products using environmentally safe materials.

The Company is aware of approximately thirty-two other companies in the central Texas area which are marketing cat litter products, some of which contain small percentages of zeolites. Management is also aware of three other companies in the nation which market a cat litter product using natural zeolite minerals, two of which own small zeolite mining claims. Management believes that Mother Earth KittyKata Premium Cat Litter and Soil Enhancer can favorably compete with the cat litters not using natural zeolite minerals on a price per pound basis with the added benefit of an environmentally friendly, dual-purpose product. The Company's management views the percentage of the Texas and national cat litter market currently held by the present cat litter products using natural zeolite minerals to be insignificant and therefore does not believe that the sale of such products by such companies will significantly impact sales of Mother Earth KittyKata Premium Cat Litter and Soil Enhancer by the Company.

The Company's shoe products, Shoe FreshTM and Stinky PinkysTM, compete with a number of large companies which manufacture similar shoe products, none of which are believed to use natural zeolite minerals. Management is aware of a small company currently marketing a shoe product using natural zeolite minerals; however, such company does not have access to its own zeolite mining claims. Management believes that it can compete favorably with these entities based upon pricing of the Company's products with the advantage of being friendly to the environment.

The Company is not aware of any product similar to or which competes with Fresh PakTM.

The Company competes with a number of manufacturers of products used to absorb automotive fluids, chemicals and other liquid wastes from motor vehicles and machines. However, management is aware of only one other product which uses natural zeolite minerals in part. Again management believes that the Company's product, Sorbs-A-Lota, can compete favorably with these other products based upon pricing and performance of the product.

The Company is aware of only one other company which markets a product similar to Stall FreshTM. The competing product is marketed by a company which does not own its own zeolite deposits and uses natural zeolite minerals purchased from zeolite suppliers. Management expects to begin marketing its Stall FreshTM product in areas where the competing product is sold and believes it can favorably compete with the competitor due to the Company's ownership of its own zeolite deposits.

The Company is not aware of any other company that produces a product similar to its multi-purpose White BuffaloTM home, farm and ranch absorbs all product.



RESEARCH AND DEVELOPMENT:


The Company is engaged in continuing market research and development programs. The Company currently has available over a dozen products that it has researched, developed and test marketed. Since there are so many potential uses (estimated at 3,000+) for the zeolite mineral in consumer products, future research and development will be primarily in the area of market research. The Company will be concentrating its efforts over the next twelve months to marketing existing products but may introduce new products during that time period. During the development stage a large percentage of the Company's overhead was allocated to research and development but the percentage of overhead allocated to research and development has declined as the Company has moved more to the marketing phase. The Company has developed its zeolite products in-house and test markets each product in a limited number of stores. During the fiscal years ended January 31, 1997 and January 31, 1996, the Company recorded research and development expenses of $0 and $8,115, respectively.



ENVIRONMENTAL  MATTERS:


The Company's products, being environmental products, have a positive impact on the environment and are considered environmentally friendly. Compliance in general with regulations relating to the protection of the environment has not had, and is not anticipated to have, a material effect upon the capital expenditures, earnings or competitive position of the Company. Because of the limited nature of the mining operations in Oregon at this time, the Company operates under a Total Exemption From Reclamation Requirements. However, the Company's current policy is to reclaim all of its mined areas. The Company has received a limited mining permit and grant of total exemption from reclamation from the Federal Bureau of Land Management for 1997. In anticipation of expanding its operations the Company has contracted an independent geologist who has submitted to the Federal Bureau of Land Management, the State of Oregon Department of Geology and Minerals Industries and Harney County, Oregon, officials, a permanent mining permit application and a reclamation plan which includes an environmental assessment or an environmental impact statement which sets forth the plan of operation, assesses the impact of the operations on the local environment and specifies the extent and type of reclamation which will be accomplished. The 30-day Notice of Public Hearing was filed on April 23, 1997 relative to this application.

On portions of the Harney Basin Claims the Company has discovered small quantities of erionite in the zeolite deposits. The federal Environmental Protection Agency has classified erionite as a potentially hazardous mineral which may be harmful to animals and humans. However, no conclusive research has been completed by the government and the possibility currently exists that the government will remove the potentially hazardous classification from erionite. The Company has no intent to mine deposits where erionite is present.
South of the Harney Basin Claims is a small area known as the South Narrows Area of Critical Environmental Concern containing an endangered species known as the Malheur Wirelettuce. The Company has released its claims which border on this area which management believes satisfactorily minimizes any impact on the habitat for this endangered plant species. The Harney Basin Claims are generally surrounded by, and on the east side adjoin, the Malheur Wildlife Area. To the extent that mining operations may be visible from the wildlife area, the Company will utilize dust abatement and other measures designed to reduce any impact on the wildlife area.




EMPLOYEES:


At January 31, 1997, the Company had three full-time employees not including contract laborers who are employed on an "as needed" basis. In the past, the majority of Mr. Young's salary has been paid by the Company's parent corporation. The Company does not anticipate adding any significant number of employees in the immediate future but will continue to employ contract laborers on an "as needed" basis. After completion of additional capitalization, the Company does plan to add a marketing executive with national prominence and possibly two administrative personnel.




ITEM 2.  DESCRIPTION OF PROPERTIES:



 Mining Properties


The Company controls 259 unpatented placer mining claims located in the Harney Basin, Harney County, Oregon, covering approximately 7.475 square miles and situated approximately 25 miles south of Burns, Oregon, and about 214 miles west of Boise, Idaho (Harney Basin Claims). Also, the Company controls 26 unpatented zeolite placer mining claims in Malheur County, Oregon, near the town of Sheaville (Sheaville Claims). In addition, the Company controls 10 unpatented lode zeolite mining claims situated in Mohave County, Arizona, approximately 60 miles northwest of Kingman, Arizona, near the town of Dolan Springs, Arizona (Arizona Claims). The Company's initial focus is on the Harney Basin Claims because there is more geological data available from previous owners on these claims and the zeolite deposits are on or near the surface with little or no overburden, thus reducing the cost of extraction.

The owner of an unpatented mining claim holds possessory title to the claim. Possessory title is not legal title in the usual sense of that term, nor does it arise out of any instrument or grant by the United States or out of any action taken by any officer or agency of the state or federal governments. Only when a claim is patented is there any affirmative government grant under which legal title vests in the usual concept of property ownership. Possessory title arises as a matter of law out of the performance by the locator of the claim of certain acts of location, including the staking of claim boundaries and the making of certain record filings in compliance with the requirements of federal and state laws. The validity of an unpatented mining claim cannot be conclusively determined by an inspection of public records. It is dependent upon the legal availability of the lands at the time the location is made and the validity of the mineral discovery within the boundaries of each claim, in compliance with federal, state and local laws relative to location procedures. Prior to 1992 possessory title was maintained against subsequent location by the annual performance of labor or improvements on or for the benefit of each mining claim. The Company believes all past assessment work requirements relating to the Company's claims were adequately performed. Since 1992 possessory title for persons holding ten or more claims is maintained by payment of an annual claim fee of $100.00 per 20 acre claim site. The Company believes it has met these requirements. The Company believes the unpatented mining claims it holds have been located in compliance with the applicable state and federal mining laws and generally accepted standards in the mining industry. The Company is not aware of any material conflicts with other parties concerning the claims and believes it has valid possessory right in those claims.


Office And Warehouse Facilities


The Company's principal executive offices are located in approximately 4,300 square feet of office space which is being leased from Austin-Young, Inc., the Company's parent corporation. Such space is being furnished by Austin-Young, Inc. pursuant to a 5-year lease agreement dated July, 1996. Monthly rental for such office space is $1,900. Such lease also includes the use of the office furniture and equipment located at such facility.

In October, 1993, the Company acquired, a building containing approximately 4,400 square feet of commercial warehouse space located in Austin, Texas. This space is used by the Company to package and store its inventory of smaller sized products. The facility is owned subject to an existing mortgage in the principal amount of approximately $125,000. Said mortgage is payable in monthly interest only payments of approximately $750.00 with a balloon payment of $125,000 due in September, 1997. Because said facility lacks permanent heating and air conditioning, it is limited for use during the months of extreme cold or heat. The Company plans to improve this facility to facilitate year-round use.

In October, 1995, the Company completed the acquisition of a milling facility containing 103,125 square feet and approximately 3,500,000 cu. ft. of production, packaging and storage space in Hines, Oregon, approximately 25 miles from its Harney Basin zeolite deposits. The facility is already equipped with a 70-ton overhead crane. The Company has completed a private placement that will be used, in part, to equip this facility with crushing, milling, drying, screening, packaging and storage equipment. The facility is not subject to any existing mortgages.



ITEM 3.  LEGAL PROCEEDINGS:


Neither the Company, any of its properties, nor its subsidiary is a party to any material pending legal proceeding or government action, including any material bankruptcy, receivership, or similar proceedings. Management of the Company does not believe that there are any material proceedings to which any director, officer or affiliate of the Company or its subsidiary, any owner of record, beneficially, of more than 5 percent of the common stock of the Company, or any associate of any such director, officer or affiliate of the Company, or security holder is a party adverse to the Company or its subsidiary or has a material interest adverse to the Company or its subsidiary.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS:


During the fiscal year ended January 31, 1997, the Company solicited the proxies of its security holders to vote upon the following matters at the annual meeting of shareholders held on June 5, 1996:
         1. Election of five directors
         2. Ratification of all acts of the officers and directors for the fiscal year ended January 31, 1996
         3. Ratification and approval of the borrowing of working capital funds from Austin-Young, Inc.
         4. Ratification of the appointment of Orton and Company, Certified Public Accountants to serve as independent auditors of the Company for the fiscal years ended January 31, 1996 and 1997.

                                    PART II



ITEM 5.  MARKET FOR  COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:


The common stock of the Company is traded on the over-the-counter market on NASDAQ's Bulletin Board. There currently exists a limited trading market for the common stock; however, management of the Company does not believe that a highly established market exists for the common stock. The following table sets forth the high and low bid quotations for the common stock as reported to the Company by market makers for the common stock. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                Quarter            High            Low


     Year ended               First               $2.00            $0.75
      January 31,             Second              $2.12            $1.12
      1996                    Third               $2.12            $1.50
                              Fourth              $2.25            $1.50

      Year ended              First               $2.37            $1.37
       January 31,            Second              $2.37            $1.12
       1997                   Third               $1.50            $0.62
                              Fourth              $0.90            $0.47

As of January 31, 1997, there were approximately 227 holders of record (not including shares held in street names in street accounts) of the common stock of the Company as reported to the Company by its transfer agent. Based upon requests for proxy materials by various proxy services, the Company estimates that it currently has approximately 500 shareholders.

No cash dividends have been declared or paid as yet on the common stock and the Board of Directors of the Company has not yet decided on a dividend policy. Whether dividends will be paid will be determined by the Board of Directors of the Company and will necessarily depend on the Company's earnings, financial condition, capital requirements and other factors. The Board of Directors has no current plans to declare any dividends in the foreseeable future.

At January 31,  1997, the  Company had 50,000,000  shares of  common ($.001  par
value) stock authorized and had 5,360,100  common stock shares outstanding.   At
March 31, 1997, 5,499,300 common stock shares were outstanding.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS:


The Company, per FASB statement No. 7, is properly accounted for and reported as a development stage enterprise. The Company's efforts since entering its current business have been devoted primarily to Company capitalization, acquisition of mining properties, packaging and milling facility acquisitions and product and market development.

The Company has realized limited sales in each of its fiscal years ended January 31, 1992 through January 31, 1997 from limited test marketing programs for its products while in the development stage. During the development stage the Company has developed over a dozen products and test marketed these products in various parts of the country.

LIQUIDITY
Austin-Young, Inc., the major stockholder of the Company, provided a portion of the Company's operating capital during fiscal years 1993, 1994, 1995 and 1996 through loans and equity funding and the Company owed approximately $182,539 to Austin-Young, Inc. at January 31, 1996. The balance owing to Austin-Young, Inc. increased to 202,385 at January 31, 1997 due to the rolling of accrued interest into the note and $7,000 of advances made to the Company. Revenues to date have provided insignificant funding of working capital because of the development stage status of the company and the limited test marketing programs.

During the fiscal years 1995, 1996 and 1997, the Company has incurred losses that reflect the development stage activity of researching and test marketing its products. The company has paid $140,739, $8,115 and $0.00 for research and development for the years 1995, 1996 and 1997, respectively. The Company paid $91,700 to the Bureau of Land Management in the fiscal year ended January 31, 1996 and $29,500 in the fiscal year ended January 31, 1997. In the future, approximately $29,500 will be due to the Bureau of Land Management in August of each year to satisfy claim maintenance fees on existing claims. Austin-Young, Inc. has provided, through loans and equity funding, any deficiencies to the necessary funding during the development stage, but expects funding from private placements and other offerings will be sufficient for future development costs. Total net funds loaned to the Company from Austin-Young, Inc. as of January 31, 1996, and January 31, 1997, were $182,539 and $202,385, respectively. When possible, the Company has issued stock for the acquisition of assets or services to reduce the need for additional operating capital from the major stockholder, additional shareholders or gross profits from its limited marketing efforts. A large part of the Company's zeolite mineral deposits were acquired by stock issuance which is expected to play an integral part of maintaining a competitive edge by keeping supply costs of the principle ingredient of its products to a minimum. During the development stage, the Company has also relied on the time and talents of Austin-Young, Inc. personnel and office space and equipment to maintain a lower overhead to conserve its limited resources for product and market development.
During the fiscal year ended January 31, 1994, the Company issued 12,000 shares of common stock to the major stockholder under an option agreement for $36,000. During October 1993, the Company issued 66,667 shares of common stock to a group of private investors for $200,000 in a private offering. The offering also granted a 90-day option to these investors to take additional shares and on December 17, 1993, the investors exercised their options in the amount of 80,072 shares for $191,400. During the fiscal year ended January 31, 1995, the Company issued 22,500 shares in a private placement for $90,000. During that same time period the Company also issued a total of 62,750 shares for services rendered to the Company and valued at $251,735. These services included consulting services for legal work on securities issues and trademark defense ($72,500), market development and promotion ($140,000) and geological work on the Company's Oregon mining claims ($38,500). During the fiscal year ended January 31, 1996, the Company issued 214,168 shares in a private placement for $394,362 and issued 9,000 shares for artwork and packaging design services rendered to the Company and valued at $22,400. During the fiscal year ended January 31, 1997, the Company issued 130,960 shares in private placements for $156,860 and issued 259,620 shares for services rendered to the Company and valued at $262,219.

Net General and Administrative Expenses increased by approximately $75,000 during the fiscal year ended January 31, 1997, from $393,000 to $468,000. Of this increase in general and administrative expenses, legal and accounting expenses increased by $9,700, interest expense by $2,400, rent expense by $13,000, repairs and maintenance by $1,200, miscellaneous expense by $2,200 and professional services by $190,000. Professional services included shares of stock that were issued to officers and directors as compensation for their services. Decreases to the general and administrative accounts include zeolite lease expense ($52,500), printing, postage and office expenses ($11,100), travel and entertainment ($7,700), advertising ($5,700), business promotion ($2,950), contract labor ($4,000), insurance ($4,000), salaries and wages ($27,000), property taxes ($700), and payroll taxes $1,200). Other accounts accounted for the remaining difference.
The Company realizes gross profit margins generally ranging from 20% to 60% on its product sales depending on product line and pricing levels. For the fiscal years ended January 31, 1996, January 31, 1997 and for the period from the inception date on February 9, 1984 to January 31, 1997, the Company had average gross profit margins of 35%, 30% and 36%, respectively. At current operating expense levels and with the anticipated product sales mix, the Company estimates its break-even at approximately $100,000 in sales per month or just over $1,000,000 in sales per year.

The Company has $125,000 in bank debt outstanding. This bank debt is secured by an equivalent amount of CD's that are owned by Austin-Young, Inc., the major stockholder of the Company. Austin-Young, Inc. does not receive any compensation for the use of its CD's as collateral. The debt includes interest only payments to the bank in the approximate amount of $750 per month. This bank debt was incurred to pay off an existing mortgage on the Austin, Texas warehouse facility. The Company intends to pay the principal amount of the bank debt from proceeds of a public or private stock offering. All accounts payable and accrued expenses are paid when due or sooner when discounts are available.



RESULTS OF OPERATIONS


Because the Company is a development stage enterprise, it has incurred losses in each of its fiscal years ended January 31, 1995, 1996 and 1997. This is due to the Company incurring operating expenses during a time when most of the efforts were expended in product and market development and other areas not directly related to marketing while positioning the Company to implement various marketing programs.

In fiscal 1992, the Company began test marketing products that it had developed and/or to which it had acquired the rights from other companies. Revenues increased from $11,388 in 1992 to $43,115 in 1993 due to test marketing of existing products in limited market areas. During the fiscal year ended January 31, 1994, the Company concentrated on attractive packaging of its products, Company capitalization and distribution networks, with less emphasis on product research as it prepared to implement various marketing programs for its products. Sales for the fiscal year indicated no growth over the previous year and, in fact, showed a decline in sales to $20,323. Sales for the fiscal year ended January 31, 1995, increased to $69,467, or 242% over the previous year, as the Company expanded the test marketing of products into more outlets. During the fiscal year ended January 31, 1996, sales declined to $26,070 as the Company's management concentrated on the revamping of existing marketing structures in retail outlets, the design of a marketing program to market agricultural products through feed dealers, the development of the conceptual framework for marketing the smaller packaged products through a direct sales organization, the development of a relationship with an import company in France to market products in France and the acquisition of a milling facility in Oregon. During the fiscal year ended January 31, 1997 revenues increased to $69,293, or 166% over the previous year, as the Company began to realize revenues from the agricultural marketing programs in the United States and France. The Company's products are priced at various levels to generate gross profit margins of 20% to 60%. Even in the test marketing programs, the Company has maintained gross profit margins of 30% and 35%, respectively, for the fiscal years ended January 31, 1997 and 1996. The gross profit margin for the fiscal year ended January 31, 1995, was negative primarily due to a write-off of obsolete and excess inventory in the amount of $42,702 and to product promotions that involved free product to new customers in introductory offers. Gross profit margins have averaged 36% for the period from inception on February 9, 1984 through January 31, 1997. Profit margins should increase and then stabilize once production and marketing costs become reasonable with higher production levels and higher sales volume. Bringing the Oregon milling facility into production should also decrease costs, thereby allowing the Company to increase gross profit margins or reduce selling prices to facilitate increasing market share on each of the products sold by the Company. Quantity discounts on bag purchases for certain of the Company's products could result in up to a 30% increase in the gross profit percent.

Ownership of its own zeolite deposits should allow the Company to better control its cost of sales since zeolite is the major raw material used in its products. The Company also has negotiated mining arrangements with mining companies to eliminate large capital requirements that would be necessary to acquire equipment. Also, milling, packaging, and inventory arrangements have eliminated the need to spend additional money for capital equipment necessary for these processes in past years.

General and administrative expenses have increased steadily since January 31, 1991, as the Company developed more products and added personnel to test market products. Depreciation and amortization expenses since inception have remained low because the Company has contracted many of its needs that would otherwise require capital expenditures. A significant portion (approximately $251,000) of the Company's January 31, 1995 operating expenses relating to consulting services were funded through the issuance of common stock pursuant to S-8 Registration Statements. Approximately $22,400 of the operating expenses for the fiscal year ended January 31, 1996, were funded through S-8 Registration Statements. Approximately $262,000 of services were acquired during the fiscal year ended January 31, 1997 through the issuance of common stock. In addition, another $157,000 of common stock was issued in private placements to cover other overhead expenses.

The Company's note payable to its major stockholder increased by approximately $65,000 during the fiscal year ended January 31, 1995, and by another $46,000 during the fiscal year ended January 31, 1996 as the Company borrowed funds to help cover overhead expenses and accrued rent expenses owing to Austin Young, Inc. During the fiscal year ended January 31, 1997, the note payable to the major stockholder increased by only $20,000 mostly due to accrued interest that was rolled into the note plus approximately $7,000 of advances made to the Company. The balance of the note is expected to be paid from future earnings of the Company.

In August, 1996, the Company paid off a note payable of approximately $125,000 on the warehouse/plant facility in Austin, Texas from the proceeds of a bank loan that was secured by using CD's owned by the Company's major stockholder.

The Company has maintained current ratios of 0.47, 1.10 and 1.84, respectively, for the fiscal years ended January 31, 1997, 1996 and 1995. The lower current ratio for the fiscal year ended January 31, 1997, results from the classification as short term debt of $202,385 owing to Austin-Young, Inc., the major stockholder of the Company. This debt may or may not be paid during the next fiscal year, depending upon profits of the Company.

The Company does not expect inflation to have any material effect on its revenues, costs or overall operation. Since the Company owns its own zeolite deposits that are the main raw material used in its products, inflation would generally give the Company a competitive edge over companies that do not own their own deposits. The Company expects that anticipated increased paper costs for the packaging used in its products can be off-set by price increases without losing any competitive edges since all other competitors will face the same price increases. The Company has begun using quality, less expensive plastic packaging for its Stall FreshTM product.



PLAN OF OPERATIONS


Management believes that it can continue to fund its operations through private placements or funds received from the major stockholder until a public stock offering can be completed or revenues reach the level (approximately $1,000,000 per year) at which the gross profits attained will finance the operations. The Company will have to raise a more significant amount of equity in order to expand its operations at a more rapid rate.

Management has begun a limited marketing campaign, based on available capital, of its agricultural related products in certain market areas of the United States and in France. Several distributors have been signed to distribute the products and discussions are being held with others and are in different stages of completion which usually requires extensive testing and approval by each of the wholesale or retail outlets. The Company continues to sell some of its smaller packaged products through several of the retail outlets that participated in the test marketing program for the products. In November, 1995, the Company began shipping some of its agricultural products to E.N.S.R./S.A.R.L., an import company located in France.

The Company has completed design and packaging for products such as Mother Earth KittyKatTM Premium Cat Litter and Soil Enhancer, White Buffaloa, Stall Fresha, Stinky PinkysTM and Shoe Fresha as well as eight other products. The Company is also working the conceptual framework of various other products using the zeolite materials present in its existing product line. This includes the impregnation of zeolites with pesticides, herbicides and fertilizers for use in fields, pastures and gardens as well as chemicals to help eradicate fire ants.

In October, 1995, the Company purchased a production plant containing 103,125 sq. ft. and approximately 3,500,000 cu. ft. of production, packaging and storage space near its zeolite properties in Oregon. The facility is not subject to any existing mortgages. The facility is already equipped with a 70-ton crane. The Company has completed an equity offering that will be used, in part, to equip this facility with crushing, milling, drying, screening, packaging and storage equipment. The Company expects the Oregon milling facility to be in production by mid-summer, 1997. If the Company is successful in its efforts to complete a public stock offering currently being reviewed by the Securities and Exchange Commission, the Company expects to spend approximately $400,000 for milling equipment; $155,000 on warehouse facilities in Texas; $500,000 for market development of its product line and marketing programs; $150,000 for inventory; $50,000 for repairs and maintenance, and $750,000 for general and administrative, working capital and contingency operations.



ITEM 7.  FINANCIAL STATEMENTS:




           ORTON & COMPANY
           CERTIFIED PUBLIC ACCOUNTANTS
           A PROFESSIONAL CORPORATION
50 West Broadway, Suite 1130, Salt Lake City, Utah 84101 . (801) 537-7044, fax.
                                 (801) 363-0615

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
American Absorbents Natural Products, Inc.
and Subsidiary
(a development stage company)

We have  audited  the  accompanying  consolidated  balance  sheets  of  American
Absorbents Natural Products, lnc. (a Utah Corporation) and subsidiary (a-development stage company) as of January 31, 1997 and 1996 and the related consolidated statements of operations, cash flows and stockholders' equity for the years ended January 31, 1997 and 1996 and for the period from inception on February 9, 1984 through January 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Absorbents Natural Products, Inc. and subsidiary as of January 31, 1997 and 1996 and the results of their operations and their cash flows for the years ended January 31, 1997 and 1996 and for the period from inception on February 9, 1984 through January 31, 1997 in conformity with generally accepted accounting principles.


Orton & Company
Salt Lake City, Utah
February 14, 1997




MEMBERS: American Institute of Certified Public Accountants, Utah Association of Certified Public Accountants, Division for CPA Firms - SEC Practice Section


                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)

                       Consolidated Financial Statements

                           January 31, 1997 and 1996







                                    CONTENTS
Independent Auditors'
Report......................................................................12
Consolidated Balance Sheets
 ............................................................................15
Consolidated Statements of Operations
 .........................................................__________________ 17
Consolidated Statements of Stockholders' Equity
 ...............................................                             18
Consolidated Statements of Cash Flows
 .............................................................               22
Notes to the Consolidated Financial Statements
 .................................................                           24

                  AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                AND SUBSIDIARY
                        (A Development Stage Company)
                         Consolidated Balance Sheets
                          January 31, 1997 and 1996



                                    ASSETS


                                                   1997            1996
CURRENT ASSETS
  Cash                                        $       1,078    $      1,107
  Accounts receivable (Note 1)
    Trade                                            18,144           7,562
    Other                                                 -             580
  Prepaid expenses (Note 1)                          57,208          35,658
  Inventory (Note 1)                                 99,952         109,098

     Total Current Assets                           176,382         154,005


PROPERTY AND EQUIPMENT (Note 7)


OTHER ASSETS

  Mining claims (Note 8)                          5,081,669       5,081,669
  Notes receivable (Note 5)                           5,000               -
  Business development costs (Note 1)                     -             750
  Product tradenames (Note 9)                             -           2,500

     Total Other Assets                           5,086,669       5,084,919
                                              $   5,477,649    $  5,469,447



                               (Continued)
                  AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                AND SUBSIDIARY
                        (A Development Stage Company)
                   Consolidated Balance Sheets (Continued)
                          January 31, 1997 and 1996

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   1997            1996
CURRENT LIABILITIES
  Accounts payable and accrued expenses     $      49,119    $     13,060
  Current portion of note payable -
   related party (Note 10)                        202,385               -
  Note payable (Note 11)                          125,000         127,520

     Total Current Liabilities                    376,504         140,580


LONG-TERM DEBT

  Notes payable-related party-less
   current portion (Note 10)                            -         182,539

STOCKHOLDERS' EQUITY

  Common stock; authorized 50,000,000
   common shares at $0.001 par value;
   5,360,100 and 4,969,520 shares issued
   and outstanding, respectively                     5,361           4,970
  Capital in excess of par value                 7,270,816       6,851,728
  Deficit accumulated during the
   development stage                            (2,175,032 )    (1,710,370 )
     Total Stockholders' Equity                  5,101,145       5,146,328

                                             $   5,477,649    $  5,469,447



                  AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                AND SUBSIDIARY
                        (A Development Stage Company)
                      Consolidated Statements of Operations


                                                                    From
                                                                  Inception
                                                                on February 9,
                                                                 1984 Through
                                           For the years ended    January 31,
                                                January 31,          1997
                                           1997          1996
  Net Sales                         $     69,293   $    26,070  $     239,656
  Cost of goods sold                      48,716        16,950        152,690


     Gross Profit                         20,577         9,120         86,966



EXPENSES

  General and administrative             467,524       392,835      2,188,540
  Depreciation and
    amortization                          17,615        17,652         71,011


     Total Expenses                      485,139       410,487      2,259,551
Net loss before provision
 for income taxes                       (464,562 )    (401,367)    (2,172,585)

Provision for income taxes                   100           100          2,447

NET LOSS                             $   (464,662 ) $  (401,467) $ (2,175,032)


WEIGHTED AVERAGE
 LOSS PER SHARE                      $       (.09 ) $      (.08 )$      (1.22)

AVERAGE SHARES
 OUTSTANDING                            5,172,860     4,914,777      1,780,273



                  AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                AND SUBSIDIARY
                        (A Development Stage Company)
                Consolidated Statement of Stockholders' Equity
            From Inception on February 9, 1984 to January 31, 1997

                                                                         Deficit
                                                                         Accumu-
                                                                          lated
                                                                          During
                                                              Additional Develop
                                             Common Stock      Paid-in     ment
                                             Shares  Amount    Capital    Stage
Balance at inception-February 9, 1984         -       $ -       $  -    $    -

Issuance of common stock for cash (Note 3)    37,500    38         962       -

Expenses paid by shareholders for the
years ended January 31, 1990                  -         -          518       -

Loss for the years ended January 31, 1990     -         -           -    (1,618)

Balance, January 31, 1990                      37,500    38      1,480   (1,618)

Issuance of common stock for
services rendered in August 1990              391,000   391      7,429        -

Issuance of common stock in September
 for various assets from
Austin-Young, Inc. (Note 5)                    50,000    50     198,890       -

Issuance of common stock for distribution
expenses from Global Environmental Industries
(GEI) for UT & WA, September 1990 (Note 3)     50,000    50      37,070       -

Contribution from Austin-Young, Inc.           -         -       13,500       -

Issuance of common stock for
services rendered in October 1990              12,500    12      37,488       -

Net loss for the year ended January 31, 1991   -         -          -   (57,756)

Balance, January 31, 1991                     541,000 $ 541   $ 295,857$(59,374)

Common stock returned in exchange for
common stock of GEI in March 1991 (Note 5)    (17,000)  (17)   (85,423)      -

Purchase of common stock from
Austin-Young, Inc. in May 1991 (Note 5)      (338,000) (338)   (64,682)      -

Cancellation of common shares                 (20,000)  (20)        20

Issuance of common stock for the
purchase of product from Steelhead
Specialty Minerals in August 1991 (Note 6)     10,000    10     74,990       -

Issuance of common stock for the
purchase of mining claims in
October 1991 (Note 8)                          13,214    13    184,987       -

Common stock canceled by officers/
directors in January 1992                     (20,000)  (20)        20       -

Contribution from Austin-Young, Inc.          -         -       17,000       -

Net loss for the year ended January 31, 1992  -         -         -     (93,315)

Balance, January 31, 1992                     169,214   169    422,769
(152,689)

Issuance of common stock for
acquisition of Geo- Environment
Services, Inc. in February 1992 (Note 5)      701,800   702     96,442       -

Issuance of common stock for
purchase of mining claims
in March 1992 (Note 5)                        243,000   243   4,859,757       -
Common stock canceled by officers
and directors in June 1992 (Note 6)           (32,430)  (32)         32       -

Cancellation of fractional shares
due to reverse stock split                        (21)   -          -         -

Contribution by Austin-Young, Inc.             -         -       10,000       -

Issuance of common stock  (pursuant to
purchase agreement in May, 1991)
to Austin-Young, Inc. for relief of
debt in July 1992 (Note 5)                 3,380,000   3,380     61,620       -

Net Loss for the year ended January 31, 1993   -         -         -   (136,304)

Balance, January 31, 1993                  4,461,563   4,462  5,450,620(288,993)

Issuance of common stock for
services rendered in June 1993 (Note 6)       17,800      18     26,682       -

Issuance of common stock to Austin-
Young, Inc. in June 1993 (Note 5)             12,000      12     35,988       -

Issuance of common stock for cash
October 1993 (Note 12)                        66,667      67    199,936       -

Issuance of common stock as down payment
on building October 1993 (Note 5)              6,000       6     29,994      -

Issuance of common stock for services
rendered October 1993 (Note 6)                17,000      17     50,983      -

Issuance of common stock for cash
December 1993 (Note 12)                       80,072      80    191,321      -

Contribution by Austin-Young, Inc.               -      -        36,000      -

Net loss for the year ended
January 31, 1994                                 -      -         -    (310,862)

Balance, January 31, 1994                  4,661,102   4,662  6,021,524(599,855)

Issuance of common stock for services
rendered February 1994 (Note 6)                6,000       6     29,994       -

Issuance of common stock for services
rendered in June 1994 (Note 6)                41,750      42     175,458      -

Issuance of common stock in a private
offering                                      22,500      22      89,978      -

Issuance of common stock for services
rendered in November 1994 (Note 6)            15,000      15      46,235      -

Contribution by Austin-Young, Inc.                                36,000

Net loss for the year ended January 31, 1995    -        -         -
(709,048)

Balance, January 31, 1995                  4,746,352   4,747
6,399,189(1,308,903)

Issuance of common stock
for services (Note 6)                          9,000       9    22,391

Issuance of common stock in
a private offering (Note 12)                 214,168     214   394,148

Contribution by Austin-Young, Inc.                              36,000

Net loss for the year ended
January 31, 1996                                 -        -        -
(401,467)

Balance at January 31, 1996                4,969,520   4,970
6,851,728(1,710,370)

Issuance of common stock for cash
in a private offering (Note 12)              130,960      131  156,729         -

Issuance of common stock for
services (Note 5 & 6)                        259,620      260  262,359         -

Net loss for the year ended
January 31, 1997                                -           -      -
(464,662)

Balance, January 31, 1997                  5,360,100  $
5,361$7,270,816$(2,175,032)



                  AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                AND SUBSIDIARY
                        (A Development Stage Company)
                    Consolidated Statements of Cash Flows

                                                                      From
                                                                   Inception on
                                                                    February 9,
                                          For the Years Ended      1984 through
                                             January 31,            January 31,
                                          1997         1996            1997
Cash Flows From Operating Activities
Net loss                             $   (464,662)  $   (401,467)  $(2,175,032)
Depreciation and amortization              17,615         17,652        71,011
(Increase) decrease in receivables        (10,002)         3,457       (18,144)
Decrease (increase) in prepaid expenses   (21,550)        15,904       (45,208)
Decrease (increase) in inventory            9,146        (10,417)      (26,777)
Increase (decrease) in payables            36,059        (47,889)       48,129
Loss from disposal of fixed asset           1,560              -         1,560
Stock issued for services                 262,619         22,400       659,789
Expenses paid by shareholder                    -         36,000       149,018


Net Cash Used by Operating
  Activities                             (169,215)      (364,360)   (1,335,654)


Cash Flows From Investing Activities
Purchase of fixed assets                        -        (67,505)     (227,115)
Purchase of product tradenames                  -               -      (26,958)
Purchase of note receivable                (5,000)              -       (5,000)
Organization costs                              -               -       (1,524)
Purchase/sale of mining                         -               -          -
 development costs                              -               -        7,920
Purchase of mining claims                       -               -      (58,599)
Sale of licenses                                -               -      150,000
Purchase of stock                                                      (65,000)


Net Cash Used by Investing
  Activities                                (5,000 )      (67,505)     (226,276)


Cash Flows From Financing Activities
Issuance of common stock                   156,860        394,362     1,170,623
Issuance of notes payable                  144,846         46,423       647,210
Principal payments on long-term debt      (127,520 )      (10,020)     (254,825)


Net Cash Provided by Financing
 Activities                                174,186        430,765     1,563,008


Net (Decrease) Increase in Cash                (29 )       (1,100)        1,078

Cash at Beginning of Period                  1,107          2,207             -


Cash at End of Period                 $      1,078   $      1,107  $      1,078



Supplemental cash flow information:

Cash Paid For:
Interest                              $      8,688   $     18,834 $      61,385
Income Taxes                                   100            100         2,347

Non-Cash Transactions:
Stock issued for mining claims         $          -  $          - $   5,045,000
Stock issued for down
 payment on building                   $          -  $          - $      30,000
Stock issued for services              $     262,619 $     22,400 $     659,789
Stock issued for stock of
 Geo-Environment Services, Inc.        $          -   $         - $      97,144
Stock issued for Inventory             $          -   $         - $      75,000
Stock issued for assets from
 Austin-Young, Inc. and
 Global Environmental Industries       $          -   $         - $     236,060


                  AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                AND SUBSIDIARY
                        (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                          January 31, 1997 and 1996

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

       On February 6, 1992, the Company acquired the outstanding stock of Geo-Environment Services, Inc., a wholly owned subsidiary involved in marketing of the zeolite products. The transaction was accounted for at historical cost in a manner similar to that in pooling of interest accounting for business combinations.

       In June 1995, the Company changed its name to American Absorbents Natural Products, Inc. and the name of its subsidiary to American Absorbents, Inc.

       Principles of Consolidation

       The consolidated financial statements include the accounts of American Absorbents Natural Products, Inc. and its subsidiary American Absorbents, Inc. Collectively, these entities are referred to as the Company. All significant intercompany transactions and accounts have been eliminated.

       Method of Accounting

       The Company recognized income and expenses according to the accrual method of accounting. Expenses are recognized when performance is substantially complete and income is recognized when earned. Earnings
       (loss) per share are computed based on the weighted average method. Stock options currently outstanding were not used in calculating
       earnings per share since the effect would be antidilutive.    The fiscal
       year of the Company ends January 31 of each year. The financial statements reflect activity from inception, February 9, 1984.

       Cash and Cash Equivalents

       For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

       Nonmonetary Transactions

       Nonmonetary transactions are transactions for which no cash was exchanged and for which shares of common stock were exchanged for assets. These transactions are recorded at fair market value as determined by the board of directors.

                  AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                AND SUBSIDIARY
                        (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                          January 31, 1997 and 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


       Inventories

       Inventories are stated at the lower of cost (FIFO method) or market, and consist of finished goods and packaging materials.

       Accounts Receivable

       Accounts receivable are shown net of the allowance for doubtful accounts. This amount was determined to be $0 and $0 at January 31, 1997 and 1996 after writing off all accounts determined to be uncollectible. Other accounts receivable consists of $580 in employee receivables.

       Prepaid Expenses

       Prepaid expenses at January 31, 1996 and 1997 consist of the following:

                                                  1996      1997

         Prepaid mining land lease              $ 22,908  $ 17,208
         Prepaid fees                             12,750    40,000

                                                $ 36,658  $ 57,208


       Business Development Costs


       Business Development costs mainly consist of video production cost for a business promotional video and product packaging design. These costs are amortized over the estimated useful life of the asset, which is 5 years, The costs and accumulated amortization at January 31, 1997 are as follows:

           Business development costs                       $     3,026
           Accumulated amortization                              (3,026)

                                                            $         -

       Mining Claims

       Mining claims are stated at the lower of cost or market, whichever is lower.

       Any costs incurred for the betterment or to increase the expected efficiency of the operations related to the extraction from the Company mining claims are capitalized and charged off to operations over the expected economic life of the claims.

       The Company has adopted SFAS statement #121 which requires a review of any potential for the impairment of value of any long-lived assets. It is the policy of the Company to annually review the future economic benefit of all long- lived assets and to charge off to operations any potential impairment of value of long-lived assets when applicable.

                  AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                AND SUBSIDIARY
                        (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                          January 31, 1997 and 1996

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

       Continuation of the development effort is contingent upon the Company raising sufficient capital from shareholders or other sources. It is managements' intent to raise capital and further develop the marketing of its zeolite products. (See Note 15)

NOTE 3 -      COMMON STOCK AND STOCKHOLDERS' EQUITY

       During the periods shown, the Company had a one-for-two reverse stock split and a one-for-ten reverse stock split. The financial statements have been retroactively restated to reflect the stock splits.

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

       In September 1990, the Company acquired four license agreements to distribute the products of Natural Gas Resources, Inc., (NGRI) a wholly-owned subsidiary of Global Environmental Industries, Inc. NGRI was engaged in the business of licensing the operations of compressed natural gas conversion centers and natural gas refueling stations. NGRI had certain patented products used in the conversion of vehicles from gasoline and diesel to the use of natural gas. Under these license agreements, the Company acquired the right to distribute the products of NGRI in San Antonio, Texas (metropolitan area); Burnet County, Texas; state of Utah; and the state of Washington. On April 23, 1991, the Company sold the license agreements along with stock of Global Environmental Industries, Inc. and Natural Gas Industries, Inc. for $150,000. All assets were sold at book value and no gain or loss was recognized on the sale.

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

                  AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                AND SUBSIDIARY
                        (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                          January 31, 1997 and 1996

NOTE 3 - COMMON STOCK AND STOCKHOLDERS' EQUITY (Continued)

       In February 1992 the Company issued 701,800 shares at $0.14 per share for all the outstanding stock of American Absorbents, Inc. (AAI) which became a wholly owned subsidiary. AAI had, prior to being acquired, purchased zeolite mining claims in Mohave County, Arizona (see Note 5).

NOTE 4 - INCOME TAXES

       The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" in the fiscal year ended January 31, 1996 and has applied the provisions of the statement on a retroactive basis to the previous fiscal year which resulted in no significant adjustment.

       Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

       Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at January 31, 1997 and earlier years, accordingly, no deferred tax liabilities have been recognized for all years.

       The Company had cumulative net operating loss carryforwards of approximately $2,160,000 at January 31, 1997 and $1,700,000 at January 31, 1996. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates of $734,400 at January 31, 1997 and $578,000 at January 31, 1996 have been offset by valuation reserves of the same amount. The net change in deferred tax asset and offsetting valuation reserve amounted to $156,400 for 1997 and $136,000 for 1996.

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

                  AMERICAN ABSORBENT NATURAL PRODUCTS, INC.
                                AND SUBSIDIARY
                        (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                          January 31, 1997 and 1996

NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

       president of the Company, for serving as president. Such shares were subsequently sold to Austin-Young, Inc.

       August 13, 1990 - Common investment shares of 5,000 were issued to Susan Young for bookkeeping services. Susan Young was the wife of Terry Young at the time of issuance.

       August 17, 1990 - An option was given to Austin-Young, Inc. to purchase an additional 2,000,000 shares (pre-split)(100,000 shares post-split) of stock at the price of one cent per share. Also, an option plan was approved which provides that the board of directors is authorized to issue up to 1,000,000 shares (pre-split) (50,000 shares post-split) to current and future employees at a price of one cent per share. None of these options were exercised. These options were later rescinded by the board of directors in July 1993.

       August 17, 1990 - Common investment shares of 12,500 were issued to an officer and director for services.

       September 3, 1990 - 50,000 shares were issued at $3.98 per share to Austin-Young, Inc. in exchange for distributorship license agreements, stock in Global Environmental Industries, Inc. and Natural Gas Industries, Inc., and cash. The assets acquired in the transaction were recorded at historical cost. The Company subsequently transferred 178,000 shares of Global stock back to the original transferor in exchange for 17,000 shares of Company stock. The remaining 200,000 shares of Global stock were sold as part of the transaction which occurred on April 23, 1991 (see Note 3).

       May 13, 1991 - 3,380,000 shares of common stock were purchased for $65,000 cash from Austin-Young, Inc. and canceled. The Company agreed that Austin-Young, Inc. had the right to repurchase these shares for the same price at any time up to June 1, 1993 (see July, 1992 comment below).

       February 1992 - the Company issued 701,800 shares of common stock at $0.14 per share to the shareholders of Geo Environment Services, Inc., (now AAI) for their stock. Officers of the corporation were major shareholders of AAI.

       July 1992 - 3,380,000 shares of common stock were issued at $0.02 per share to Austin -Young, Inc. for debt relief of $65,000.

       February 1, 1993 - the Company issued to Austin-Young, Inc. an option to purchase up to 1,000,000 shares of common stock at a price of $3 per share. This option expires on February 1, 1998, and there have been 12,000 shares exercised to date at a price of $36,000.

       July 27, 1993 - the Company issued an option to the employees, officers and directors to purchase up to a maximum of 250,000 shares of common stock at a price of $3 per share. This option was canceled on June 5, 1995.
                  AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                AND SUBSIDIARY
                        (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                          January 31, 1997 and 1996

NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

       October 8, 1993 - 6,000 shares of stock were issued at $5 per share to Susan Young as down payment on the purchase of a building.

       During 1994, Austin-Young, Inc. issued several promissory notes to the Company to cover cash shortages. Total promissory notes issued was $61,424. (See Note 10)

       In June 1995, the Company adopted a 1995 stock option plan for the employees, officers and directors to purchase up to 1,000,000 shares of common stock at market price. The options expire in seven years from the date of offer.

       The Company is leasing its office space from a related party pursuant to a 60 month lease agreement dated July 30, 1996 on a month to month basis at $1,900 per month.

       During 1996, Austin-Young, Inc. issued $38,000 in promissory notes to cover cash shortages. $5,000 was paid back during the year.

       For the years 1990 to 1996, The Company's major stockholder, Austin-Young, Inc. provided compensation to one of the Company's officers and directors while working on projects related to Company business. The compensation is shown as an expense to the Company and capital contribution. Total compensation paid was $36,000 for 1994, 1995 and 1996.

       For 1997, the Company issued 128,869 shares of common stock in lieu of cash to its officers and directors for services performed. The stock was valued at $128,869, or $1 per share, the trading value of the stock at the time of issuance.

       In 1997, the Company was required to pay a balloon payment due on its warehouse in September, 1996. Instead of finding long term funding through a mortgage company, Austin-Young, Inc., the majority shareholder provided $125,000 in certificates of deposit for collateral on a one year note of $125,000 provided by a local bank to pay the balloon payment.
       The note is due in September, 1997 (See Note 11).

       In 1997, the Company issued 16,751 shares of stock to Austin-Young, Inc. for rent for the use of office space. Total rent for fiscal year 1997 was $13,000. The office space is rented pursuant to a 60 month lease agreement. (See Note 18)

       In 1997, the Company contracted with American Crisis Publishing (a wholly owned subsidiary of Austin-Young, Inc.) to provided $40,000 (40,000 shares of common stock) of future _mail out_ services for company literature and future advertising promotions. American Crisis Publishing specializes in _the creation and preparation of booklets and mailouts for the dissemination of information to the public_. The services have not yet been performed and is classified as a prepaid expense.

       In 1997, the Company purchased for $5,000 from Austin-Young, Inc. a $20,000 note receivable from a former officer and director for the purchase of common stock. The note was discounted due to the poor probability of collection. The Company intends to make a demand for payment on the note or cancel the shares that were issued under

                  AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                AND SUBSIDIARY
                        (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                          January 31, 1997 and 1996

NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

       the note.

       In January, 1997, the Board of Directors approved a compensation package for David Redding, President, at $7,000 per month, $3,500 cash and $3,500 in stock until the Company could compensate entirely with cash.

       In future years, when the Company operations become more fully developed, the compensation will increase in proportion to the time and expertise given by the officer/director and will be paid directly from Company funds.

NOTE 6 - NONMONETARY TRANSACTIONS

       Nonmonetary transactions consist of the transactions detailed in Note 5 above and the transfer of common investment shares to individuals and corporations for services and distributorship license agreements, as follows:

       September 24, 1990 - 50,000 shares of common stock were issued at $0.74 per share to two corporations for distributorship license agreements.

       October 25, 1990 - 12,500 shares of common stock were issued at $3 per share to individuals for services.

       August 1991 - 10,000 shares of stock were issued at $7.50 per share for trademarks and patents for two zeolite products.

       October 1991 - 13,214 shares of stock were issued at $14 per share for zeolite mining claims (see Note 8).
       January, 1992 - 20,000 shares of common stock were returned to the treasury and canceled.

       February 1992 - 701,800 shares were issued at $0.14 per share for 100% of the shares of Geo-Environment Services, Inc (see Note 5).

       March 1992 - 243,000 shares were issued at $20 per share for zeolite mining claims (see Note 8).

       June 1992 - 32,430 shares were canceled by officers and directors.

       June 1993 - 17,800 shares were issued at $1.50 per share for services performed.

       October 1993 - 6,000 shares were issued at $5 per share for down payment on plant facility.

       October 1993 - 17,000 shares were issued at $3 per share for advisory services.

       February 1994 - 6,000 shares were issued at $5 per share for legal services.
                  AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                AND SUBSIDIARY
                        (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                          January 31, 1997 and 1996

NOTE 6 - NONMONETARY TRANSACTIONS (Continued)

       June 1994 - 25,750 shares were issued at $4 per shares for services rendered.
       June 1994 - 11,000 shares were issued at $5 per share for services rendered.

       June 1994 - 5,000 shares were issued at $3.50 per share for services rendered.

       November 1994 - 10,000 shares were issued at $3.50 per share for services rendered.

       November 1994 - 5,000 shares were issued at $2.25 per share for services rendered.

       During 1995, 9,000 shares were issued at an average price of $2.49 per share for services rendered.

       During 1997, 259,620 shares (185,620 related party) were issued at an average price of $1.01 per share for various services rendered.

       All nonmonetary transactions, with related parties and non related parties, transacted with stock of the Company were measured either at the estimated fair value of the stock being issued (stock market quotations) or fair value of goods or services being rendered, whichever was more readily measurable.

NOTE 7 -      PROPERTY AND EQUIPMENT

       Property and equipment consists of the following:


                                                      January 31,
                                                   1997          1996
       Plant                                    $  244,978  $   244,978
       Machinery and equipment                      10,582       12,382
       Accumulated depreciation                    (40,962)     (26,837)

                                                $  214,598  $   230,523


       Machinery and equipment is depreciated on the straight-line method over the estimated useful lives of five (5) years. Plant is being depreciated over the estimated useful life of 20 years. Depreciation expense is $14,365 and $12,047 for the years January 31, 1997, 1996 respectively. Amortization expense is $3,250, $5,605 for the years ended January 31, 1997 and 1996 respectively.

       The Company has agreements with various vendors to do the mining and milling of its zeolite mineral and products; this has resulted in minimal investment in machinery and equipment.

       In October, 1995, the Company purchased from a defunct logging operation, a 103,125 square foot building containing approximately 3,500,000 cubic feet of milling, packaging and inventory storage space for a cash price of $65,000. The building is to be used to house the Company's zeolite milling operations in Oregon. The Company has completed approximately $10,000 worth of repairs that needed to be made to the building. Farmers

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                            January 31, 1997 and 1996

NOTE 7 - PROPERTY AND EQUIPMENT (Continued)

        Group Insurance, which insures the building, has determined that the replacement value of the building is $2,049,172.

NOTE 8 -  MINING CLAIMS

        The Company has purchased several zeolite mining claims in three different regions in the western United States. All purchases were acquired through stock issuances and are described below.

        In April 1991 (before acquisition by Geo-Environmental Resources) (now American Absorbents Natural Products, Inc.), the Company's subsidiary issued 440,000 shares of its stock for mining claims containing zeolite in the Mohave County, Arizona region, and the stock given was originally valued at $.50 per share. Thus the mining claims were originally valued at $220,000. Since the value of the mining claims was not readily determined the mining claims were written down to a nominal value.

        In October 1991 the Company acquired twenty zeolite mining claims in Harney County, Oregon. The value of the claims was agreed to be $185,000 by the seller and purchaser and 13,214 (132,143 presplit) shares of common stock were issued. The stock was quoted on the market at $1.40 per share, thus determining the number of shares to be issued for the claims.

        In December 1991, the Company acquired an additional 203 zeolite mining claims in the Harney County, Oregon region. A geological study was conducted and reserves were estimated at over 477,600,000 tons. The value per ton was also estimated based on mining costs and market value of other companies in the industry. The reserves were then discounted 99 1/2% and a value was determined to be approximately $4,800,000. Stock was then issued at market price to equal the value given to the claims.

       To date no depletion has been taken on any of these claims. Depletion of these assets will begin once material mining operations on these claims begins.

NOTE 9  -     PRODUCT TRADENAMES

        In August of 1991 the Company purchased for common stock, notes payable and cash, the inventory and the trade names for two shoe products. The inventory was valued at $115,000 and the remainder of the purchase price of $25,000 was attributed to the tradenames of the products. The tradenames are being amortized on the straight-line method over a five
        (5) year period.

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                            January 31, 1997 and 1996

NOTE 10 - RELATED PARTY NOTES PAYABLE

        The notes payable-related party consist of advances from Austin-Young, Inc., a major shareholder of the Company. The balances are as follows:


                                                          January 31,
                                                      1997          1996
        Notes payable - Austin-Young, bearing
           interest at 7% interest and payable
         in 1997. Unsecured.                         $       -  $   182,539

        Notes payable - Austin-young, bearing
         interest at 7% and payable on demand.
         Unsecured.                                    202,385            -

        Less current portion                          (202,385)           -


        Totals                                       $       -  $    182,539




NOTE 11-  NOTES PAYABLE

        Notes Payable consist of the following:


        Note payable to an unrelated corporation,          Janaury 31,
        bearing interest at 6%, amortized over 30       1997         1996

         years, balloon payment due September
         1996. Secured by warranty deed.             $        -   $  127,520
         Note payable to a bank, bearing interest
         at 7.34%, due September, 1997.  Secured
         by $125,000 CD=s (see Note 5)                  125,000            -
                                                     $  125,000   $   127,520


        Total interest expense for 1997 was $21,535.

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

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                            January 31, 1997 and 1996

NOTE 12 - PRIVATE PLACEMENT OF COMMON STOCK (Continued)

        In 1996, the Company issued 214,168 shares of common stock in a regulation D private placement for total consideration of $394,362.

        In 1997, the Company issued 130,960 shares of common stock in a regulation D private placement for total consideration of $156,860.

NOTE 13 - RESEARCH AND DEVELOPMENT

        The Company expenses all research and development costs as incurred. The Company is accounted for as a development stage enterprise, and a portion of expenses incurred since inception have been directly related to research and development. The research and development expenses incurred for the years ended January 31, 1997 and 1996 respectively are as follows:


                                        1997         1996

        Labor and wages            $       -     $      8,115
        Materials and supplies             -              -
        Rent allocation                    -              -

                                   $       -     $      8,115



        Research and development of the Company primarily relate to product and package design and market research.

NOTE 14 - ECONOMIC DEPENDENCY
        During the current fiscal year, the Company has developed an overseas customer that provided 58% of the years sales volume.

NOTE 15 - SUBSEQUENT EVENTS

        In January, 1997, the Company authorized a private placement of up to $500,000 to be used to purchase milling equipment to be used in the milling plant in Oregon, to begin mining and milling operations, increase inventories and for working capital. During the first quarter of the 1998 fiscal year, the Company raised approximately $204,000 and began the purchasing process for the milling equipment. This portion of the private placement was sold in Units consisting of 4,800 shares of restricted common stock and a $3.00 per ton royalty on 6,000 tons of zeolite mineral as it is mined, milled and sold. The Company has expanded the total amount of capital to be raised up to $500,000 and has engaged Northstar Securities to sell the remaining $300,000 of the private placement to accredited investors only. Each purchaser will receive their pro-rata share of the royalty payment based upon the number of Units purchased relative to the total number of Units sold. The royalty payments will be paid from the first tonnages of zeolite mineral mined and sold by the Company. The Company may increase the amount of the royalty payment above the $3.00 amount per ton, but in no event will the total royalty payment to any holder of Units exceed $18,000.00 per Unit held. The increase in the royalty amount paid would only decrease the time limit in which the

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           January 31, 1997 and 1996

NOTE 15 - SUBSEQUENT EVENTS (Continued)

        holder of a Unit would receive the total royalty amount. Royalty payments will be made quarterly after the Company has made its quarterly financial statement filings with the Securities and Exchange Commission and determined the total tonnage that has been mined, milled and sold during the reporting quarter.

NOTE 16 - USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets, liabilities and earnings involve extensive reliance on management's estimates. Actual results could differ from those estimates.

NOTE 17 - FAIR VALUES OF FINANCIAL INSTRUMENTS

        The following of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, _Disclosure about Fair Value of Financial Instruments_. The carrying amounts and fair value of the Company's financial instruments at January 31, 1997 and 1996 are as follows:



                                  January 31,1 997        January 31, 1996
                                  Carrying   Fair         Carrying    Fair
                                   Amounts  Values        Amounts     Values

Cash and cash equivalents    $           -   $        -   $       -  $     -

Notes receivable                      5,000           -           -        -

Notes payable including current
 maturities                         327,385     327,385      310,059   310,059


        The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

        Cash and Cash Equivalents

        The carrying amounts reported on the balance sheet for cash and cash equivalents approximate their fair value.

        Notes Receivable

        The fair values of notes receivable are based upon the interest rate the Company would receive on market rates available for savings and investment.

        Notes Payable

        The fair values of notes payable are estimated using discounted cash flow analyses based on the Company's incremental borrowing rate at the discount rate.

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           January 31, 1997 and 1996

NOTE 18 - LEASE OBLIGATION

        The Company leases space from its parent company, Austin-Young, Inc. pursuant to a 60 month lease beginning July 30, 1996 at $1,900 per month.

        Minimum lease obligations for future years is as follows:

        1998                $ 22,800
        1999                  22,800
        2000                  22,800
        2001                  22,800
        2002                  11,400






ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:


There were no changes in or disagreements with the independent certified public accountants relating to accounting and financial disclosure in any of the three most recent fiscal years of the Company.

                                 PART III



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT:


                                                      SERVED AS
                 POSITIONS WITH                       DIRECTOR OR
NAME             THE COMPANY               AGE        OFFICER SINCE


Terry L. Young Chairman of the Board,       50          1990
               Chief Executive Officer,
               Director

David W.
Redding     President, Chief Financial      48          1993
            Officer, Assistant Secretary,
            Treasurer, Director

Kimberly
A. Love     Secretary                       34          1995

William
C. Branch   Director                        44          1995

Terry L. Young became a director of the Company in 1990. He has served as Chairman of the Board of Directors of the Company from 1991 to present. Mr.
Young has also served as President of the Company from August 1990 until May 1991, and from June 1992 to December 1993. Mr. Young has been the Chief Executive Officer of the Company since 1990. He is also President and a director of Austin-Young, Inc., the major stockholder of the Company, and is Chairman and Chief Executive Officer of American Absorbents, Inc., the wholly owned subsidiary of the Company. He served in the United States Military from 1968 to 1971 when he received an honorable discharge. Mr. Young received an associate degree in business from San Antonio College in 1967 and attended the University of Texas at Austin for two years. Age 50.

David W. Redding became a director of the Company in 1993. He has served as President of the Company since February 1997. He has served as Chief Financial Officer, Executive Vice President and Treasurer of the Company since November 1993. He has also served as Assistant Secretary of the Company since December 1994. Mr. Redding is also Chief Financial Officer, Treasurer, Secretary and a Director of American Absorbents, Inc., the wholly owned subsidiary of the Company. From May 1988 until November 1993, he was self-employed providing tax, management and financial services. From November 1978 until May 1988 he was Chief Financial Officer, Executive Vice President, Secretary, Director and a member of the Executive Committee of ASK Corporation, a publicly held, NASDAQ listed company engaged in manufacturing and marketing of alternative energy equipment in the emerging solar energy industry. He was nominated for and accepted for inclusion in Who's Who Worldwide in Business in 1993. He received a bachelors degree in business and accounting from the University of Texas at Austin in 1974. Age 48.

William C. Branch became a director of the Company in June 1995. He was President and Chief Executive Officer of Charles P. Davis Hardware, Inc. from 1978 until 1982 when the business was sold to Handyman, Inc. in San Diego, California. Following a period of retirement, he became the Chairman of the Board and President of Branch International, Inc., operating Branch Travel and has served in that capacity from 1985 until present. Mr. Branch attended and received an AA degree from Marion Military Institute, Marion, Alabama, in 1973. He received a BS degree in International Business from The American College, Leysin, Switzerland, in 1977. After that, he pursued graduate studies in International Business at the International Business Institute in Switzerland. Mr. Branch spends less than 10% of his time involved with Company business. Age 44.

Kimberly A. Love has served as secretary of the Company since October 1995. From September 1992 until October 1995, she was the owner of Harvest Company, a company specializing in the harvesting and selling of timber to companies such as Champion Corporation, Louisiana Pacific and Kirby Industries. From July 1990 until September 1992, Ms. Love worked for Baker Oil Tools in Houston, Texas as a departmental specialist, where she assisted in budget analysis and planning for the manufacturing department. She also has experience as a market manager for F.M.I. and B.D.S. in California, marketing new products for companies such as R.J. Reynolds and other consumer products marketing companies in various industries. She attended Southwest Texas State University, San Marcos, Texas for two years. Age 34.


ITEM 10.  EXECUTIVE COMPENSATION:


The following table sets forth the aggregate remuneration paid or accrued for the fiscal years ended January 31, 1994, 1995, 1996 and 1997, as to each officer of the Company whose aggregate remuneration exceeds $100,000, and as to the aggregate remuneration of all officers as a group:


                  Annual Compensation        Long-Term
                          (1)               Compensation

                                                     Awards
                                        Payouts


                                        Restri

Name and                      Other     cted   Option  LTIP  All
Principal    Ye  Sala  Bonu   Annual    Stock  s/      Payo  Other
Positions    ar    ry    s    Compensa  Awards SAR's   uts   Compensa
                              tion                           tion

Terry L.
Young,       19    -0-          -0-      -0-   1,000,  -0-     -0-
CEO          94        $1,8                    000
                         00

             19
             95  -0-   $5,0   -0-       -0-    -0-     -0-   -0-
                       00

             19
             96  -0-   -0-    -0-       -0-    -0-     -0-   -0-

             19
             97  -0-   $7,0   -0-       59,473 -0-     -0-   -0-
                       00


All
Officers as  19  $34,  $1,8     -0-      -0-     -0-   -0-     -0-
a            94  390   00
Group (4
persons)

             19  $85,  $5,0
(4 persons)  95  500   00     -0-       -0-    -0-     -0-   -0-

             19  $44,  $1,0
(3 persons)  96  714   00     -0-       -0-    -0-     -0-   -0-

             19  $64,  $7,0
(3 persons)  97  800   00     -0-       112,20 -0-     -0-   -0-

                                        2


1) Excludes the value of personal use of Company office facilities and certain other personal benefits. The value of such personal benefits cannot be specifically or precisely ascertained without unreasonable effort. After reasonable inquiry, however, the Company believes that the aggregate annual amount of such personal benefits does not exceed $50,000 per person or 10% of the total annual salary and bonus for the named executive officer.

The Company does not have any pension, retirement, deferred compensation or similar plan for its officers, directors or employees. It does have an incentive stock option plan for its officers, directors, employees and other persons who perform substantial services for or on behalf of the Company. The 1995 Stock Option Plan provides for the granting of options on a maximum of 1,000,000 shares of the Company's common stock (which number is subject to adjustments in the event of stock dividends, stock splits and other similar events). The 1995 Stock Option Plan is administered by the Board of Directors , or, at its option, a duly authorized committee of the Board. Options may be granted at the market bid price of the common stock at the time of issuance and can be exercised by the payment of cash or, at the discretion of the Board of Directors, in shares of common stock of the Company. The term of any option granted may extend for seven years from the date of grant. No options have been granted under the 1995 Stock Option Plan.

Currently, directors do not receive any compensation for serving in their roles as directors of the Company.

There were no options granted and/or exercised during the fiscal year ended January 31, 1997.

The following table sets forth the aggregated option/SAR exercises in the last fiscal year and the fiscal year-end option/SAR values:


            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                            FY-END OPTION/SAR VALUES

                                                   Value of
                                                 Unexercise
              Shares                  Number of       d
             Acquired                     d        in-the-
                on         Value     Options/SA     Money
             Exercise     Realized       Rs      Options/SA
   Name         (#)         ($)       at FY-End       Rs
                                         (#)      at FY-End
                                     Exercisabl      ($)
                                         e/      Exercisabl
                                     Unexercisa       e/
                                         ble     Unexercisa
                                                     ble
 Terry L.
Young, CEO      -0-         -0-       988,000 E      -0-



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

                  MANAGEMENT:


The following table sets forth certain information furnished by the following persons concerning the common stock ownership as of March 31, 1997, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the common stock; (ii) all directors and executive officers; (iii) directors and executive officers of the Company as a group:

Name and Address Number of        Common Stock      Percent of
                 Shares           Subject
of Beneficial    of Common        to Options or     Class
Owner            Stock            Warrants

Austin Young,                              988,000     62.55**
Inc.             3,069,789
3800 Hudson Bend
Rd.
Austin, TX.
78734

Terry L. Young                             988,000     62.55
                 3,069,789
3800 Hudson Bend
Rd.
Austin, TX.
78734

David W. Redding                              -0-       4.53
                 248,931
3800 Hudson Bend
Rd.
Austin, TX.
78734

Kimberly A. Love                              -0-       0.15
                 8,423
3800 Hudson Bend
Rd.
Austin, TX,
78734

William C.                                    -0-       2.65
Branch           145,944
3800 Hudson Bend
Rd.
Austin, TX.
78734

Officers and                                           68.77
Directors        3,473,087        988,000
as a group (6
Persons)

1) Unless otherwise indicated, the second column reflects amounts as to which the beneficial listed in the first column has sole voting power and sole investment power.

2) The total number of shares of common stock outstanding as of March 31, 1997, was 5,499,300. As of such date, Austin Young, Inc. had the right to acquire 988,000 shares of common stock through the exercise of an option granted to it by the Company. Such shares, which are not currently outstanding but which are subject to such option, are deemed to be outstanding for the purpose of computing the percentage of outstanding shares of common stock owned by Austin Young, Inc., Terry L. Young and the executive officers and directors as a group, but shall not be deemed outstanding for the purpose of computing the percentage of the common stock owned by any other person.

3) Austin Young, Inc. is approximately 90% controlled by Terry L. Young, its Chairman and CEO. Mr. Young is a director, officer and 55.82% controlling shareholder of the Company through his control position in Austin Young, Inc. Of the shares set forth above, 47,000 are held in brokerage accounts in the name of Austin Young, Inc.

4) Of the shares set forth above for Terry L. Young, 2,923,091 are owned of record by Austin Young, Inc., a corporation controlled by Mr. Young; 988,000 represent options granted to Austin Young, Inc.; 47,000 are held in brokerage accounts in the name of Austin Young, Inc.; 75,598 are held in brokerage accounts in the name of Mr. Young; 3,500 are owned of record by the spouse of Mr. Young, and, 20,600 are owned of record by the children of Mr. Young.

5) Of the shares set forth above for David W. Redding, 248,431 are held in the name of David W. Redding and 500 are owned of record by the spouse of Mr. Redding.

6) Of the shares set forth above for William C. Branch, 119,471 are owned of record by Mr. Branch, 7,500 are owned of record by Mr. Branch as custodian for the Charles P. Davis Trust and 26,423 are held of record by Mr. Branch as custodian for family members.

** Mr. Young and Austin Young, Inc. currently have no plans to exercise the option that it holds for 988,000 shares. If said option is not exercised by Mr. Young and Austin Young, Inc., the percentage of beneficial ownership would decline from 62.55% to 55.82% relative to the currently outstanding shares and the percentage of beneficial ownership of the officers and directors as a group would decline from 68.77% to 63.16% relative to the currently outstanding shares.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:


Austin-Young, Inc. is the major stockholder of the Company, beneficially owning 3,069,789 shares, or approximately 55.82% of the common stock at March 31, 1997, excluding options granted to Austin-Young, Inc. to purchase an additional 988,000 shares of common stock. Austin-Young, Inc. is controlled by Terry L. Young, the Chief Executive Officer, Chairman and controlling shareholder of the Company. Austin-Young, Inc. is a publicly held Texas corporation which operates as a real estate developer principally in the Austin, Texas, area. It also owns a publishing company, American Crisis Publishing, Inc., which publishes drug and alcohol abuse literature, educational books and magazines for ages 5 through adult, and coloring books for children ages one through four. Mr. Young owns approximately 90% and the public shareholders own approximately 10% of the outstanding common stock of Austin-Young, Inc. Mr. Young beneficially owns 3,069,789 or approximately 55.82% of the outstanding stock of the Company at March 31, 1997, which amount includes the shares beneficially owned by Austin-Young, Inc. as described above.

In October 1993 the Company purchased the Austin, Texas, packaging and warehouse facility from Cassidy Consolidated Properties, Inc., a corporation controlled by the former spouse of Terry L. Young. The purchase price of the building was $180,000, paid with 6,000 shares of common stock and a promissory note in the amount of $150,000 payable in installments of $1,500 per month. The note was paid off in August, 1996. The building was acquired by the seller in 1992 for $150,000.

In February 1992 the Company issued stock to the shareholders of American Absorbents, Inc. in return for all the outstanding shares of such company. Terry L. Young received 290,000, or approximately 41% of the shares of common stock issued in such transaction. In addition, Tina B. Morris (former director) received 5,000 shares and Donald L. Gillespie (former director) received 5,000 shares in the transaction. Mr. Young received 200,000 of the 290,000 shares for services rendered in founding the subsidiary of the Company; the remaining shares were also issued for services rendered to the Company.

On May 13, 1991, 3,380,000 (pre-one-for-ten reverse split) shares were purchased by the Company from Austin-Young, Inc. for $65,000 and canceled. The Company agreed that Austin-Young, Inc. would have the right to repurchase the same number of shares without dilution by any reverse stock splits for $65,000 at any time up to June 1, 1993. On July 15, 1992, the Company issued 3,380,000 (post reverse split) shares to Austin-Young, Inc. for debt relief of $65,000.

In February 1993 the Company issued to Austin-Young, Inc. a five-year option to purchase up to 1,000,000 shares of common stock at an exercise price of $3.00 per share. On June 16, 1993, Austin-Young, Inc. exercised its option to purchase 12,000 shares. These options expire on February 1, 1998, and Austin-Young, Inc. does not plan to exercise any additional options.

Austin-Young, Inc. furnishes to the Company the office space and some equipment currently used by the Company pursuant to a 5-year lease dated July, 1996, for a monthly lease rate of $1,900. Austin-Young, Inc., in past years, also has paid the majority of the salary of Mr. Young, an officer of the Company who devotes a significant amount of time and effort to the business of the Company.

Austin-Young, Inc. has advanced funds to the Company from time to time for operating expenses. At January 31, 1997, the Company owed approximately
$202,385 in principal to Austin Young, Inc., which amount was evidenced by a promissory note bearing interest at 7% per annum and due on demand. In addition, Austin Young, Inc. has pledged approximately $125,000 in CD's against a $125,000 note payable to a bank on the Austin warehouse facility.




ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K:


(a) (1) The following financial statements re included in Part II, Item 7:


                                                                 Page
Report of Independent Auditors                                   12

Financial Statements:

Consolidated Balance Sheets - January 31, 1996 and 1997          15,16

Consolidated Statements of Operations - Years ended January
 31,1 996 and 1997                                               17

Consolidated Statements of Stockholders' Equity (Deficit) - From
 inception on February 9, 1984 to January 31, 1997               18-21

Consolidated Statements of Cash Flows - Years ended January
 31, 1996 and 1997 and from inception on February 9, 1984 to
 January 31, 1997                                                22-23

Notes to Consolidated Financial Statements                       24-36

(2)
submitted herewith. Registrant is exempted from filing such schedules because of its Form SB-2 Registration Statement filing.

(3)
and from inception on February 9, 1984 to January 31, 1997 are submitted herewith.

Exhibit 11 - Computation of Per Share Earnings (Loss)            44

Exhibit 21 - Subsidiary of the Registrant                        45

Exhibit 23 - Consent of Experts and Counsel                      46

All other exhibits are omitted since the required information is included in the financial statements or notes thereto, or since the required information is either not present or not present in sufficient amount.

(b) There wer no reports filed on Form 8-K during the last quarter of the period covered by this report.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  AMERICAN ABSORBENTS NATURAL PRODUCTS , INC.

                                  By:
                                     Terry L. Young, Chairman of the Board
                                     and Chief Executive Officer

Date:  May 27, 1997



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in their capacities and on the dates indicated.





Signature                         Title                       Date




__________________________  Chairman, Chief Executive        May 27, 1997
Terry L. Young              Officer and Director


__________________________  President, Chief Financial       May 27, 1997
David W. Redding            Officer, Principal Accounting
                            Officer, Assistant Secretary,
                            Treasurer and Director


__________________           Director                        May 27, 1997
William C. Branch

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
      EXHIBIT 11 - STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS (LOSS)

                                                                 From
                                                                 Inception on
                                                                 February 9,
                                                                 1984 Through
                         For the Years Ended January 31,         January 31,
                                1997              1996              1997

Primary and Fully Diluted:

Average Shares Outstanding    5,172,860           4,914,777      1,780,273

Net Loss                    $  (464,662)        $  (401,467)   $(2,175,032)

Earnings (Loss) Per Share   $     (0.09)        $     (0.08)   $     (1.22)






                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                   EXHIBIT 21 - SUBSIDIARY OF THE REGISTRANT


   Name                                      Jurisdiction of Incorporation
American Absorbents, Inc.                         Texas


The corporation listed is a wholly owned subsidiary of the Registrant, and is included in the consolidated financial statements.



                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                  EXHIBIT 23 - CONSENT OF EXPERTS AND COUNSEL





                              ACCOUNTANT'S CONSENT





We hereby consent to the use of our audit report of American Absorbents Natural Products, Inc. and Subsidiary dated February 14, 1997 for the years ended January 31, 1997 and 1996 in the Form 10-KSB Annual Report for American Absorbents Natural Products, Inc. and Subsidiary.




Orton & Company
May 27, 1997
Salt Lake City, Utah