Form 10QSB
period 1997-04-30
AMERICAN ABSORBENTS NATURAL PRODUCTS INC
filed 1997-06-12
CIK 914553

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549
                              FORM 10-QSB

OMB Approval               Expires:  Approval Pending
OMB Number: xxxx-xxxx      Estimated Average Burden Hours Per Response: 1.0

(Mark One)
X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarterly period ended April 30, 1997

   Transition report under Section 13 or 15(d) of the Exchange Act
       For the transition period from             to           .

                       Commission file number 0-23356



                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.

                  (Name of Small Business Issuer in Its Charter)


     Utah                                                    87-0421089

(State or Other Jurisdiction of Incorporation
 or Organization)                                    IRS Employer Identification



     3800 Hudson Bend Road, Ste. 300, Austin, Texas                 78734

    (Address of Principal Executive Offices)                     (Zip Code)


                               512-266-2481

                 (Issuer's Telephone Number, Including Area Code)
_______________________________________________________________________________
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

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


        Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes__________ No___________


                      APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: April 30, 1997---- 5,533,229 ($0.001 par value) common shares







                                     PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements.
















                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)

                       Consolidated Financial Statements
                           For the Three Months Ended

                            April 30, 1997 and 1996

                                  (Unaudited)



























                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
                          Consolidated Balance Sheets
                            April 30, 1997 and 1996
                                  (unaudited)

                                     ASSETS




                                                    April 30,      January 31,
                                                      1997             1997
CURRENT ASSETS

 Cash                                                $  56,041        $  1,078
   Accounts receivable (Note 1)
    Trade                                               52,765          18,144
    Other                                                  -0-             -0-
   Prepaid expenses (Note 1)                            49,833          57,208
   Inventory (Note 1)                                   89,851          99,952

    Total Current Assets                               248,490         176,382

PROPERTY AND EQUIPMENT (Note 7)                        210,901         214,598

OTHER ASSETS
 Mining claims (Note 8)                              5,081,669       5,081,669
 Notes receivable (Note 5)                               5,000           5,000
 Business development costs (Note 1)                       -0-             -0-
 Product tradenames (Note 9)                               -0-             -0-

    Total Other Assets                               5,086,669       5,086,669

                                                  $  5,546,060    $  5,477,649


   The accompanying notes are an integral part of these financial statements

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
                    Consolidated Balance Sheets (Continued)
                                  (unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY




                                                    April 30,      January 31,
                                                      1997             1997
CURRENT LIABILITIES


   Accounts payable and accrued expenses              $ 34,790       $  49,119
   Current portion of note payable - related           202,385         202,385
    party (Note 10)
   Note payable (Note 11)                              125,000         125,000

    Total Current Liabilities                          362,175         376,504



LONG-TERM DEBT
 Notes payable-related party-less current portion          -0-             -0-
  (Note 10)


STOCKHOLDERS' EQUITY
 Common stock; authorized 50,000,000
 common shares at $0.001 par value;
 5,533,229 and 5,360,100 shares issued
 and outstanding, respectively                           5,534           5,361
 Capital in excess of par value                      7,478,988       7,720,816
 Deficit accumulated during the
 development stage
                                                   (2,300,637)      (2,175,032)

  Total Stockholders' Equity                        5,183,885        5,101,145

                                                   $ 5,546,060     $ 5,477,649


   The accompanying notes are an integral part of these financial statements

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
                     Consolidated Statements of Operations
                            April 30, 1997 and 1996
                                  (unaudited)



                                                             From
                                                           Inception
                                                              On
                                   For the Three Months    February
                                          Ended             9, 1984
                                        April 30,           Through
                                                           April 30,
                                     1997        1996        1997
REVENUE


 Net Sales                        $  31,553    $  31,303  $  271,209
 Cost of goods sold                  27,146       26,377     179,836

   Gross Profit                       4,407        4,926      91,373

EXPENSES
 General and administrative         126,315       83,485   2,314,855
 Depreciation and amortization        3,697        5,322      74,708

   Total Expenses                   130,012       88,807   2,389,563

Net loss before provision for      (125,605)     (83,881) (2,298,190)
income taxes

Provision for income taxes              -0-          -0-       2,447

NET LOSS                        $ (125,605)   $ (83,881) $(2,300,637)

WEIGHTED AVERAGE LOSS
 PER SHARE                      $     (.02)   $    (.02) $    (1.28)

AVERAGE SHARES OUTSTANDING        5,533,229    5,017,354   1,801,500


   The accompanying notes are an integral part of these financial statements

                      AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
                Consolidated Statements of Stockholders' Equity
              From Inception on February 9, 1984 to April 30, 1997
                                  (unaudited)

                                                                         Deficit
                                                                         Accumu-
                                                                          lated
                                                                          During
                                                              Additional Develop
                                             Common Stock      Paid-in     ment
                                             Shares  Amount    Capital    Stage
Balance at inception-February 9, 1984         -       $ -       $  -    $    -

Issuance of common stock for cash (Note 3)    37,500    38         962       -

Expenses paid by shareholders for the
years ended January 31, 1990                  -         -          518       -

Loss for the years ended January 31, 1990     -         -           -    (1,618)

Balance, January 31, 1990                      37,500    38      1,480   (1,618)

Issuance of common stock for
services rendered in August 1990              391,000   391      7,429        -

Issuance of common stock in September
 for various assets from
Austin-Young, Inc. (Note 5)                    50,000    50     198,890       -

Issuance of common stock for distribution
expenses from Global Environmental Industries
(GEI) for UT & WA, September 1990 (Note 3)     50,000    50      37,070       -

Contribution from Austin-Young, Inc.           -         -       13,500       -

Issuance of common stock for
services rendered in October 1990              12,500    12      37,488       -

Net loss for the year ended January 31, 1991   -         -          -   (57,756)

Balance, January 31, 1991                     541,000 $ 541   $ 295,857$(59,374)

Common stock returned in exchange for
common stock of GEI in March 1991 (Note 5)    (17,000)  (17)   (85,423)      -

Purchase of common stock from
Austin-Young, Inc. in May 1991 (Note 5)      (338,000) (338)   (64,682)      -

Cancellation of common shares                 (20,000)  (20)        20

Issuance of common stock for the
purchase of product from Steelhead
Specialty Minerals in August 1991 (Note 6)     10,000    10     74,990       -

Issuance of common stock for the
purchase of mining claims in
October 1991 (Note 8)                          13,214    13    184,987       -

Common stock canceled by officers/
directors in January 1992                     (20,000)  (20)        20       -

Contribution from Austin-Young, Inc.          -         -       17,000       -

Net loss for the year ended January 31, 1992  -         -         -     (93,315)

Balance, January 31, 1992                     169,214   169    422,769 (152,689)

Issuance of common stock for
acquisition of Geo- Environment
Services, Inc. in February 1992 (Note 5)      701,800   702     96,442       -

Issuance of common stock for
purchase of mining claims
in March 1992 (Note 5)                        243,000   243   4,859,757       -

Common stock canceled by officers
and directors in June 1992 (Note 6)           (32,430)  (32)         32       -

Cancellation of fractional shares
due to reverse stock split                        (21)   -          -         -

Contribution by Austin-Young, Inc.             -         -       10,000       -

Issuance of common stock  (pursuant to
purchase agreement in May, 1991)
to Austin-Young, Inc. for relief of
debt in July 1992 (Note 5)                 3,380,000   3,380     61,620       -

Net Loss for the year ended January 31, 1993   -         -         -   (136,304)

Balance, January 31, 1993                  4,461,563   4,462  5,450,620(288,993)

Issuance of common stock for
services rendered in June 1993 (Note 6)       17,800      18     26,682       -

Issuance of common stock to Austin-
Young, Inc. in June 1993 (Note 5)             12,000      12     35,988       -

Issuance of common stock for cash
October 1993 (Note 12)                        66,667      67    199,936       -

Issuance of common stock as down payment
on building October 1993 (Note 5)              6,000       6     29,994      -

Issuance of common stock for services
rendered October 1993 (Note 6)                17,000      17     50,983      -

Issuance of common stock for cash
December 1993 (Note 12)                       80,072      80    191,321      -

Contribution by Austin-Young, Inc.               -      -        36,000      -

Net loss for the year ended
January 31, 1994                                 -      -         -    (310,862)

Balance, January 31, 1994                  4,661,102   4,662  6,021,524(599,855)

Issuance of common stock for services
rendered February 1994 (Note 6)                6,000       6     29,994       -

Issuance of common stock for services
rendered in June 1994 (Note 6)                41,750      42     175,458      -

Issuance of common stock in a private
offering                                      22,500      22      89,978      -

Issuance of common stock for services
rendered in November 1994 (Note 6)            15,000      15      46,235      -

Contribution by Austin-Young, Inc.                                36,000

Net loss for the year ended January 31, 1995    -        -         -   (709,048)

Balance, January 31, 1995                  4,746,352   4,7476,399,189(1,308,903)

Issuance of common stock
for services (Note 6)                          9,000       9    22,391

Issuance of common stock in
a private offering (Note 12)                 214,168     214   394,148

Contribution by Austin-Young, Inc.                              36,000

Net loss for the year ended
January 31, 1996                                 -        -        -   (401,467)

Balance at January 31, 1996                4,969,520   4,9706,851,728(1,710,370)

Issuance of common stock for cash
in a private offering (Note 12)              130,960      131  156,729         -

Issuance of common stock for
services (Note 5 & 6)                        259,620      260  262,359         -

Net loss for the year ended
January 31, 1997                                -           -      -   (464,662)

Balance, January 31, 1997                5,360,100  5,361  7,270,816 (2,175,032)

Issuance of common stock for
 cash in a private offering (Note 1)        144,000    144    179,856          -

Issuance of common stock
 for services (Note 6)                       29,129     29     28,316          -

Net loss for the three months
 ended April 30, 1997                           -       -        -     (125,605)

Balance, April 30, 1997                  5,533,229  5,534  7,478,988 (2,300,637)





The accompanying notes are an integral part of these financial statements

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows

                                                            From
                                                          Inception
                                For the Three Months     On February
                                        Ended              9, 1984
                                      April 30,            Through
                                                          April 30,
                                  1997        1996          1997
Cash Flows From Operating
Activities
 Net loss                      $(125,605)   $ (83,881)  $ (2,300,637)
 Depreciation and amortization     3,697        5,323         74,708
 (increase) decrease in
 receivables                    (34,621)        1,408       (52,765)
 Decrease (increase) in
 prepaid expenses                 7,375        14,068        (49,833)
 Decrease (increase) in
 inventory                       10,101        13,025         (5,666)
 Increase (decrease) in
 payables                       (14,329)       (6,366)        34,790
 Loss from disposal of fixed
 asset                              -            -             1,560
 Stock issued for services       28,345        16,000        688,134
 Expenses paid by shareholder       -            -           149,018


   Net Cash Used by Operating  (125,037)      (40,423)    (1,460,691)
   Activities


Cash Flows From Investing
Activities
 Purchase of fixed assets          -            -           (227,115)
 Purchase of product               -            -
 tradenames                        -            -           (26,958)
 Purchase of note receivable                                 (5,000)
 Organization costs                -            -            (1,524)
 Purchase/sale of mining           -            -
 development costs                 -            -             7,920
 Purchase of mining claims         -            -           (58,599)
 Sale of licenses                  -            -           150,000
 Purchase of stock                 -            -           (65,000)


   Net Cash Used by Investing      -            -          (226,276)
   Activities


Cash Flows From Financing
Activities
 Issuance of common stock       180,000       54,750      1,350,623
 Issuance of notes payable         -            -           647,210
 Principal payments on long-
 term debt                         -          (2,600)      (254,825)


   Net Cash Provided by          180,000       52,150      1,743,008
   Financing Activities


Net (Decrease) Increase In        54,963       11,727         56,041
Cash


Cash at Beginning of Period        1,078        1,107         -

Cash at End of Period          $  56,041    $  12,834      $  56,041

   The accompanying notes are an integral part of these financial statements

                      AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
               Consolidated Statements of Cash Flows (Continued)

                                                              From
                                                           Inception
                                   For the Three Months        On
                                          Ended             February
                                        April 30,           9, 1984
                                                            Through
                                                           April 30,
                                     1997        1996         1997
Supplemental cash flow
information:


Cash Paid For:
 Interest                     $       4,920   $   5,095      $    66,305
 Income Taxes                         -           -                2,347



Non-Cash Transactions:
 Stock issued for mining
  claims                      $      -        $    -        $5,045,000
 Stock issued for down payment
  on building                 $      -        $    -        $   30,000
 Stock issued for services    $     28,345    $ 16,000      $  688,134
 Stock issued for stock of Geo-
 Environment Services, Inc.   $      -        $    -        $   97,144
 Stock issued for Inventory   $      -        $    -        $   75,000
 Stock issued for assets from
  Austin-Young, Inc. and
  Global Environmental
  Industries                  $      -        $    -       $   236,060


   The accompanying notes are an integral part of these financial statements

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                            April 30, 1997 and 1996
                                  (unaudited)

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

       Cash and Cash Equivalents

       For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

       Nonmonetary Transactions

       Nonmonetary transactions are transactions for which no cash was exchanged and for which shares of common stock were exchanged for assets. These transactions are recorded at fair market value as determined by the board of directors.

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                            April 30, 1997 and 1996
                                  (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
       Inventories

       Inventories are stated at the lower of cost (FIFO method) or market, and consist of finished goods and packaging materials.

       Accounts Receivable

       Accounts receivable are shown net of the allowance for doubtful accounts. This amount was determined to be $0 and $0 at April 30, 1997 and 1996 after writing off all accounts determined to be uncollectible.

       Prepaid Expenses

       Prepaid expenses at April 30, 1997 and 1996 consist of the following:


                                       1997      1996
Prepaid mining land lease           $  9,833  $  13,090
Prepaid fees                          40,000      8,500

                                    $ 49,833  $  21,590



      Business Development Costs

      Business Development costs mainly consist of video production cost for a business promotional video and product packaging design. These costs are amortized over the estimated useful life of the cost, which is 5 years, The costs and accumulated amortization at April 30, 1997 are as follows:

Business development costs       $       3,026
Accumulated amortization                (3,026)
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

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                            April 30, 1997 and 1996
                                  (unaudited)

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

       Continuation of the development effort is contingent upon the Company raising sufficient capital from shareholders or other sources. It is management's' intent to raise capital and further develop the marketing of its zeolite products. (See Note 15)

NOTE 3 - COMMON STOCK AND STOCKHOLDERS'  EQUITY

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

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                            April 30, 1997 and 1996
                                  (unaudited)

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

       The Company had cumulative net operating loss carryforwards of approximately $2,286,000 at April 30, 1997 and $1,650,000 at April 30, 1996. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at April 30, 1997 and at April 30, 1996 have been offset by valuation reserves.

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

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                            April 30, 1997 and 1996
                                  (unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

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

       May 13,1991 - 3,380,000 shares of common stock were purchased for $65,000 cash from Austin-Young, Inc. and canceled. The Company agreed that Austin-Young, Inc. had the right to repurchase these shares for the same price at any time up to June 1, 1993 (see July, 1992 comment below).

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

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                            April 30, 1997 and 1996
                                  (unaudited)

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

       In 1997, the Company contracted with American Crisis Publishing (a wholly owned subsidiary of Austin-Young, Inc.) to provide $40,000 (40,000 shares of common stock) of future "mail out" services for company literature and future advertising promotions. American Crisis Publishing specializes in "the creation and preparation of booklets and mailouts for the dissemination of information to the public." The services have not yet been performed and are classified as a prepaid expense.

       In 1997, the Company purchased for $5,000 from Austin-Young, Inc. a $20,000 note receivable from a former officer and director for the purchase of common stock. The note was

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                            April 30, 1997 and 1996
                                  (unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

      discounted due to the poor probability of collection. The Company intends to make a demand for payment on the note or cancel the shares that were issued under the note. In January, 1997, the Board of Directors approved a compensation package for David Redding, President, at $7,000 per month, $3,500 cash and $3,500 in stock until the Company could compensate entirely with cash.

       In future years, when the Company operations become more fully developed, the compensation will increase in proportion to the time and expertise given by the officer/director and will be paid directly from company funds.

       During the quarter ended April 30, 1997, the Company paid $5,700 to Austin Young, Inc. for rent on the office space and equipment used by the Company.

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

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                            April 30, 1997 and 1996
                                  (unaudited)

NOTE 6 - NONMONETARY TRANSACTIONS (Continued)

       October 1993 - 17,000 shares were issued at $3 per share for advisory services.

       February 1994 - 6,000 shares were issued at $5 per shares for legal services.

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

       During the quarter ended April 30, 1997, 29,129 shares (15,686 related party) were issued at an average price of $0.97 per share for various services rendered.

       All nonmonetary transactions, with related parties and non related parties, transacted with stock of the Company were measured either at the estimated fair value of the stock being issued (stock market quotations) or fair value of goods or services being rendered, whichever was more readily measurable.

NOTE 7 - PROPERTY AND EQUIPMENT

       Property and equipment consists of the following:

                                   April 30,
                               1997         1996
Plant                       $  244,978  $  244,978
Machinery and equipment         10,582      12,382
Accumulated depreciation       (44,659)    (30,534)
                            $  210,901  $  226,826


       Machinery and equipment is depreciated on the straight-line method over the estimated useful lives of five (5) years. Plant is being depreciated over the estimated useful life of 20 years. Depreciation expense is $3,697 and $3,697 for the quarters ended April 30, 1997 and 1996 respectively. Amortization expense is $0 and $1,625 for the quarters ended April 30, 1997 and 1996 respectively.

                      AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                    AND SUBSIDIARY
                             (A Development Stage Company)
                    Notes to the Consolidated Financial Statements
                                April 30, 1997 and 1996
                                      (unaudited)

NOTE 7 - PROPERTY AND EQUIPMENT (Continued)

       The Company has agreements with various vendors to do the mining and milling of its zeolite mineral and products; this has resulted in minimal investment in machinery and equipment.

       In October, 1995, the Company purchased from a defunct logging operation, a 103,125 square foot building containing approximately 3,500,000 cubic feet of milling, packaging and inventory storage space for a cash price of $65,000. The building is to be used to house the Company's zeolite milling operations in Oregon. The Company has completed approximately $10,000 worth of repairs that needed to be made to the building. Farmers Group Insurance, which insures the building, has determined that the replacement value of the building is $2,049,172.

NOTE 8 - MINING CLAIMS

       The  Company  has  purchased  several  zeolite  mining  claims  in  three
       different  regions in  the western  United States.   All  purchases  were
       acquired through stock issuance and are described below.

       In April 1991 (before acquisition by Geo-Environmental Resources) (now American Absorbents Natural Products, Inc.), the Company's subsidiary issued 440,000 shares of its stock for mining claims containing zeolite in the Mohave County, Arizona region, and the stock given was originally valued at $.50 per share. Thus the mining claims were originally valued at $220,000. Since the value of the mining claims was not readily determined the mining claims were written down to a nominal value.
       In October 1991 the Company acquired twenty zeolite mining claims in Harney County, Oregon. The value of the claims was agreed to be $185,000 by the seller and purchaser and 13,214 (132,143 pre-split) shares of common stock were issued. The stock was quoted on the market at $1.40 per share, thus determining the number of shares to be issued for the claims.

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

NOTE 9  - PRODUCT TRADENAMES

        In August of 1991 the Company purchased for common stock, notes payable and cash, the inventory and the trade names for two shoe products. The inventory was valued at $115,000 and the remainder of the purchase price of $25,000 was attributed to the tradenames of the

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                            April 30, 1997 and 1996
                                  (unaudited)

NOTE 9 - PRODUCT TRADENAMES (Continued)

        products.   The  tradenames are  being  amortized on  the  straight-line method over a five (5) year period.

NOTE 1 0 - RELATED PARTY NOTES PAYABLE

       The notes payable-related party consist of advances from Austin-Young, Inc., a major shareholder of the Company. The balances are as follows:


                                                 April 30,
                                            1997           1996
Notes payable - Austin-
Young, bearing interest at 7% interest
and payable in 1997. Unsecured.          $     -        $   182,539

Notes payable - Austin-
young, bearing interest at 7% and
payable on demand. Unsecured.               202,385            -

Less current portion                       (202,385)           -

Totals                                   $     -        $   182,539


NOTE 11- NOTES PAYABLE

       Notes Payable consist of the following:
                                                April 30,
                                         1997             1996

Note payable to an unrelated
corporation, bearing interest at 6%,
amortized over 30 years, balloon
payment due September 1996.
Secured by warranty deed.               $    -         $  124,920


Note payable to a bank,
bearing interest at 7.34%, due
September, 1997. Secured
by $125,000 CD's (see Note 5)             125,000             -

                                        $ 125,000      $  124,920


NOTE 12 - PRIVATE PLACEMENT OF COMMON STOCK

        During October  1993, the  Company issued  66,667 shares  of  restricted
        common stock in a private placement.   The shares sold for $3 per  share
        and carried an option to purchase additional shares within 120 days.


                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                            April 30, 1997 and 1996
                                  (unaudited)

NOTE 12 - PRIVATE PLACEMENT OF COMMON STOCK (Continued)

        During December 1993, the Company issued 38,170 and 41,902 shares of restricted common stock in a private placement at $3 and $1.84 per share, respectively. The shares issued wereunder an option agreement as part of the private placement that occurred during October 1993.

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

        During the quarter ended April 30, 1997, 144,000 shares of common stock were issued in a private placement for total consideration of $180,000.

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

NOTE 14 - ECONOMIC DEPENDENCY

        During the fiscal year ended January 31, 1997, the Company had an overseas customer that provided 58% of the years sales volume.

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                            April 30, 1997 and 1996
                                  (unaudited)

 NOTE 15 - SUBSEQUENT EVENTS

        In January, 1997, the Company authorized a private placement of up to $500,000 to be used to purchase milling equipment to be used in the milling plant in Oregon, to begin mining and milling operations, increase inventories and for working capital. During the first quarter of the 1998 fiscal year, the Company raised approximately $180,000 and began the purchasing process for the milling equipment. This portion of the private placement was sold in Units consisting of 4,800 shares of restricted common stock and a $3.00 per ton royalty on 6,000 tons of zeolite mineral as it is mined, milled and sold. The Company has expanded the total amount of capital to be raised up to $500,000 and has engaged Northstar Securities to sell the remaining $320,000 of the private placement to accredited investors only. Each purchaser will receive their pro-rata share of the royalty payment based upon the number of Units purchased relative to the total number of Units sold. The royalty payments will be paid from the first tonnage of zeolite mineral mined and sold by the Company. The Company may increase the amount of the royalty payment above the $3.00 amount per ton, but in no event will the total royalty payment to any holder of Units exceed $18,000.00 per Unit held. The increase in the royalty amount paid would only decrease the time limit in which the holder of a Unit would receive the total royalty amount. Royalty payments will be made quarterly after the Company has made its quarterly financial statement filings with the Securities and Exchange Commission and determined the total tonnage that has been mined, milled and sold during the reporting quarter.

        In June, 1997, the Company signed an agreement to purchase equipment to begin equipping the mill at its location in Oregon.

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

NOTE 17 - FAIR VALUES OF FINANCIAL INSTRUMENTS

        The  following  listing  of  the  estimated  fair  value  of   financial
        instruments is  made in  accordance with  the requirements  of SFAS  No.
        107, "Disclosure About Fair Value of Financial Instruments". The carrying amounts and fair value of the Company's financial instruments at April 30, 1997 and 1996 are as follows:

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                            April 30, 1997 and 1996
                                  (unaudited)

NOTE 17 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)


                                  April 30, 1997         April 30, 1996
                                 Carrying    Fair      Carrying     Fair
                                 Amounts    Values     Amounts     Values

Cash and Cash                $  5,000   $   -0-    $    -0-   $    -0-
Equivalents
Notes Payable Including
Current Maturities            327,385    327,385      307,459     307,459


        The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

        Cash and Cash Equivalents

        The carrying amounts reported on the balance sheet for cash and cash equivalents approximate their fair value.

        Notes Receivable

        The fair value of notes receivable are based upon the interest rate the Company would receive on market rates available for savings and investment.

        Notes Payable
        The fair values of notes payable are estimated using discounted cash flow analyses based on the Company's incremental borrowing rate as the discount rate.



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

LIQUIDITY

Austin-Young, Inc., the major stockholder of the Company, provided a portion of the Company's operating capital during fiscal years 1993, 1994, 1995 and 1996 through loans and equity funding and the Company owed approximately $182,539 to Austin-Young, Inc. at January 31, 1996. The balance owing to Austin-Young, Inc. increased to 202,385 at January 31, 1997 due to the rolling of accrued interest into the note and $7,000 of advances made to the Company. Balances owed to Austin-Young, Inc. were $202,385 and $182,539, respectively, for the quarters ended April 30, 1997 and 1996. Revenues to date have provided insignificant funding of working capital because of the development stage status of the company and the limited test marketing programs.

During the fiscal years 1995, 1996 and 1997, the Company incurred losses that reflect the development stage activity of researching and test marketing its products. The company has paid $140,739, $8,115 and $0.00 for research and development for the years 1995, 1996 and 1997, respectively. The Company paid $91,700 to the Bureau of Land Management in the fiscal year ended January 31, 1996 and $29,500 in the fiscal year ended January 31, 1997. In the future, approximately $29,500 will be due to the Bureau of Land Management in August of each year to satisfy claim maintenance fees on existing claims. Austin-Young, Inc. has provided, through loans and equity funding, any deficiencies to the necessary funding during the development stage, but expects funding from private placements and other offerings will be sufficient for future development costs. When possible, the Company has issued stock for the acquisition of assets or services to reduce the need for additional operating capital from the major stockholder, additional shareholders or gross profits from its limited marketing efforts. A large part of the Company's zeolite mineral deposits were acquired by stock issuance which is expected to play an integral part of maintaining a competitive edge by keeping supply costs of the principle ingredient of its products to a minimum. During the development stage, the Company has also relied on the time and talents of Austin-Young, Inc. personnel and office space and equipment to maintain a lower overhead to conserve its limited resources for product and market development.

During the fiscal year ended January 31, 1996, the Company issued 214,168 shares in a private placement for $394,362 and issued 9,000 shares for artwork and packaging design services rendered to the Company and valued at $22,400. During the fiscal year ended January 31, 1997, the Company issued 130,960 shares in private placements for $156,860 and issued 259,620 shares for services rendered to the Company and valued at $262,219. During the quarter ended April 30, 1997, the Company issued 144,000 shares in a private placement for $180,000 and issued 29,129 shares for services rendered to the Company and valued at $28,345. During the quarter ended April 30, 1996, the Company issued 39,834 shares in a private placement for $54,750 and issued 8,000 shares for services rendered to the Company and valued at $16,000.

Net General and Administrative Expenses increased by approximately $75,000 during the fiscal year ended January 31, 1997, from $393,000 to $468,000. Of this increase in general and administrative expenses, legal and accounting expenses increased by $9,700, interest expense by $2,400, rent expense by $13,000, repairs and maintenance by $1,200, miscellaneous expense by $2,200 and professional services by $190,000. Professional services included shares of stock that were issued to officers and directors as compensation for their services. Decreases to the general and administrative accounts include zeolite lease expense ($52,500), printing, postage and office expenses ($11,100), travel and entertainment ($7,700), advertising ($5,700), business promotion ($2,950), contract labor ($4,000), insurance ($4,000), salaries and wages ($27,000), property taxes ($700), and payroll taxes $1,200). Other accounts accounted for the remaining difference. Net General and Administrative Expenses increased by approximately $43,000 from $83,485 for the quarter ended April 30, 1996 to $126,315 for the quarter ended April 30, 1997. This included increases to advertising and promotion ($3,100), legal and accounting ($6,600), insurance ($1,250), rent ($5,700), repairs and maintenance ($15,300), salaries and wages ($20,200), payroll taxes ($2,025) and travel ($2,600) and decreases to contract labor ($11,425), depreciation and amortization ($1,625) and professional services ($2,750).

For the fiscal years ended January 31, 1996, January 31, 1997 and for the period from the inception date on February 9, 1984 to January 31, 1997, the Company had average gross profit margins of 35%, 30% and 36%, respectively. For the quarters ended April 30, 1997 and 1996, the Company realized gross profit margins of 14% and 16%, respectively on revenues of $31,553 and $31,303, respectively. At current operating expense levels and with the anticipated product sales mix, the Company estimates its break-even at approximately $100,000 in sales per month.

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

In fiscal 1992, the Company began test marketing products that it had developed and/or to which it had acquired the rights from other companies. Revenues increased from $11,388 in 1992 to $43,115 in 1993 due to test marketing of existing products in limited market areas. During the fiscal year ended January 31, 1994, the Company concentrated on attractive packaging of its products, Company capitalization and distribution networks, with less emphasis on product research as it prepared to implement various marketing programs for its products. Sales for the fiscal year indicated no growth over the previous year and, in fact, showed a decline in sales to $20,323. Sales for the fiscal year ended January 31, 1995, increased to $69,467, or 242% over the previous year, as the Company expanded the test marketing of products into more outlets. During the fiscal year ended January 31, 1996, sales declined to $26,070 as the Company's management concentrated on the revamping of existing marketing structures in retail outlets, the design of a marketing program to market agricultural products through feed dealers, the development of the conceptual framework for marketing the smaller packaged products through a direct sales organization, the development of a relationship with an import company in France to market products in France and the acquisition of a milling facility in Oregon. During the fiscal year ended January 31, 1997 revenues increased to $69,293, or 166% over the previous year, as the Company began to realize revenues from the agricultural marketing programs in the United States and France. Even in the test marketing programs, the Company has maintained gross profit margins of 30% and 35%, respectively, for the fiscal years ended January 31, 1997 and 1996. The gross profit margin for the fiscal year ended January 31, 1995, was negative primarily due to a write-off of obsolete and excess inventory in the amount of $42,702 and to product promotions that involved free product to new customers in introductory offers. Gross profit margins have averaged 34% for the period from inception on February 9, 1984 through April 30, 1997. Profit margins should increase and then stabilize once production and marketing costs become reasonable with higher production levels and higher sales volume. Bringing the Oregon milling facility into production should also decrease costs, thereby allowing the Company to increase gross profit margins or reduce selling prices to facilitate increasing market share on each of the products sold by the Company. Quantity discounts on bag purchases for certain of the Company's products could result in up to a 30% increase in the gross profit percent.

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

General and administrative expenses have increased steadily since January 31, 1991, as the Company developed more products and added personnel to test market products. Depreciation and amortization expenses since inception have remained low because the Company has contracted many of its needs that would otherwise require capital expenditures. A significant portion (approximately $251,000) of the Company's January 31, 1995 operating expenses relating to consulting services were funded through the issuance of common stock pursuant to S-8 Registration Statements. Approximately $22,400 of the operating expenses for the fiscal year ended January 31, 1996, were funded through S-8 Registration Statements. Approximately $262,000 of services were acquired during the fiscal year ended January 31, 1997 through the issuance of common stock. In addition, another $157,000 of common stock was issued in private placements to cover other overhead expenses. During the quarter ended April 30, 1997, 29,129 shares of stock at an average price of $0.97 per share were issued for services provided to the Company. Another $180,000 was provided through the issuance of 144,000 shares, the proceeds of which were used to cover overhead and purchase milling equipment to begin equipping the Oregon mill facility.

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

The Company does not expect inflation to have any material effect on its revenues, costs or overall operation. Since the Company owns its own zeolite deposits that are the main raw material used in its products, inflation would generally give the Company a competitive edge over companies that do not own their own deposits. The Company expects that anticipated increased paper costs for the packaging used in its products can be off-set by price increases without losing any competitive edges since all other competitors will face the same price increases. The Company has begun using quality, less expensive plastic packaging for its Stall Fresha product.

PLAN OF OPERATIONS

Management believes that it can continue to fund its operations through private placements or funds received from the major stockholder until a public stock offering can be completed or revenues reach the level (approximately $100,000 per month) at which the gross profits attained will finance the operations. The Company will have to raise a more significant amount of equity in order to expand its operations at a more rapid rate.

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

The Company has completed design and packaging for products such as Mother Earth KittyKata Premium Cat Litter and Soil Enhancer, White Buffaloa, Stall Fresha, Stinky Pinkysa and Shoe Fresha as well as eight other products. The Company is also working the conceptual framework of various other products using the zeolite materials present in its existing product line. This includes the impregnation of zeolites with pesticides, herbicides and fertilizers for use in fields, pastures and gardens as well as chemicals to help eradicate fire ants.

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


Item 2.  Changes in Securities.

During the quarter ended April 30, 1997, there were no material modifications to instruments defining the rights of the holders of any class of registered securities nor were the rights evidenced by any class of registered securities materially limited or qualified by the issuance or modification of any other class of securities.

Item 3.  Defaults Upon Senior Securities.

During the quarter ended April 30, 1997, there was no material default in the payment of principal, interest, sinking or purchase fund installments, or any other material default not cured within 30 days, with respect to any indebtedness of the Company exceeding five percent of the total assets of the Company, nor was there any material arrearage in the payment of dividends with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company ( The Company currently has no dividend policy or preferred stock outstanding).

Item 4.  Submission of Matters to a vote of Security-Holders.

During the quarter ended April 30, 1997, no matters were submitted to a vote of security-holders through the solicitation of proxies at a Meeting of Shareholders or otherwise.


Item 5.  Other Information.

During the quarter ended April 30, 1997, there was no information not previously reported on Form 8-K to include under this item.


Item 6.  Exhibits and Reports on Form 8-K.

                                                                            Page
(a)   (1)   The following financial statements are included in Part I, Item 1:

Consolidated Balance Sheets - April 30, 1997 and 1996.................      3,4

Consolidated Statements of Operations - Quarters ended April 30, 1997
 and 1996 ............................................................        5

Consolidated Statements of Stockholders' Equity
(Deficit) - period ended April 30, 1997..............................   6,7,8,9

Consolidated Statements of Cash Flows - Quarters ended April 30, 1997
 and 1996............................................................     10,11

Notes to Consolidated Financial Statements..........................      12-24


       (3) The following exhibits for the quarters ended April 30, 1997 and 1996, are submitted herewith:

 Exhibit 11 - Computation of Per Share Earnings (Loss)...............        31

Exhibit 21 - Subsidiary of the Registrant............................        32


            All other exhibits are omitted since the required information is included in the financial statements or notes thereto, or since the required information is either not present, not present in sufficient amount or is not applicable.


(b) No reports were filed on Form 8-K during the quarter ended April 30, 1997.




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

Date:  June 9, 1997



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in their capacities and on the dates indicated.



Signature                      Title                                 Date

                          Chairman, Chief Executive             June 9, 1997
Terry L. Young            Officer and Director


                          President, Chief Financial Officer,   June 9, 1997
David W. Redding          Treasurer, Principal Accounting
                          Officer and Director









                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
      EXHIBIT 11 - STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS (LOSS)


                                                                   From
                                                               Inception on
                                                                February 9,
                                                               1984 Through
                       For the Three Months Ended April 30,      April 30,
                            1997              1996                 1997
Primary and Fully
 Diluted:

Average Shares
 Outstanding            5,533,229          5,017,354           1,801,500

Net Loss         $       (125,605)      $    (83,881)     $   (2,300,637)

Earnings (Loss)
 Per share       $          (0.02)      $      (0.02)    $         (1.28)




                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                   EXHIBIT 21 - SUBSIDIARY OF THE REGISTRANT





    Name                                   Jurisdiction of Incorporation
American Absorbents, Inc.                             Texas


The corporation listed is a wholly owned subsidiary of the Registrant, and is included in the consolidated financial statements.