Form 10QSB
period 1997-10-31
AMERICAN ABSORBENTS NATURAL PRODUCTS INC
filed 1997-11-20
CIK 914553

U.S. SECURITIES AND EXCHANGE COMMISSION
                                                       Washington, DC 20549
                                                                   FORM 10-QSB

OMB Approval                                 Expires:  Approval Pending
OMB Number: xxxx-xxxx                           Estimated Average Burden Hours
Per Response: 1.0

      (Mark One)
X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarterly period ended October 31, 1997
ransition report under Section 13 or 15(d) of the Exchange Act
       For the transition period from             to           .

       Commission file number 0-23356


 AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.

                                             (Name of Small Business Issuer in
Its Charter)

                                     Utah
                                          87-0421089                  .
  (State or Other Jurisdiction of Incorporation or Organization)
    IRS Employer Identification


3800 Hudson Bend Road, Ste. 300, Austin, Texas
                     78734                     .
     (Address of Principal Executive Offices)
                           (Zip Code)


512-266-2481     .
                                       (Issuer's Telephone Number, Including
Area Code)
_____________________________________________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                            Report)

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


                 APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
October 31, 1997----5,968,218 ($0.001 par  value) common shares






                                PART I
                        FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.











              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                            AND SUBSIDIARY
                    (A Development Stage Company)

                  Consolidated Financial Statements

                      For the Nine Months Ended

                      October 31, 1997 and 1996

                             (Unaudited)



























              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                            AND SUBSIDIARY
                    (A Development Stage Company)
                     Consolidated Balance Sheets
                October 31, 1997 and January 31, 1997
                             (unaudited)

                                ASSETS

 October 31,
 January 31,

    1997          1997

   CURRENT ASSETS

Cash                                       $  159,358      $  1,078

                Accounts receivable (Note 1)

  Trade                                          44,706        18,144

  Other                                             -0-           -0-

  Prepaid expenses (Note 1)                      64,583        57,208

  Inventory (Note 1)                             89,970        99,952



 Total Current Assets                          358,617       176,382



 PROPERTY AND EQUIPMENT (Note 7)               302,954       214,598


          OTHER ASSETS

  Mining claims (Note 8)                      5,081,669     5,081,669

  Notes receivable (Note 5)                       5,000         5,000

  Business development costs (Note 1)               -0-           -0-


    Product tradenames (Note 9)                       -0-           -0-



Total Other Assets                          5,086,669     5,086,669



                $  5,748,240  $  5,477,649














The accompanying notes are an integral part of these financial statements


              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                            AND SUBSIDIARY
                    (A Development Stage Company)
               Consolidated Balance Sheets (Continued)
                October 31, 1997 and January 31, 1997
                             (unaudited)

                 LIABILITIES AND STOCKHOLDERS' EQUITY

     October 31,
    January 31,

     1997          1997

       CURRENT LIABILITIES


 Accounts payable and accrued expenses     $        10,625$        49,119

 Current portion of note payable -             202,385       202,385
      related party (Note 10)

  Note payable (Note 11)                        125,000       125,000



  Total Current Liabilities                     338,010       376,504



       LONG-TERM DEBT

Notes payable-related party-less current          -0-           -0-
         portion (Note 10)



               STOCKHOLDERS' EQUITY

                       Common stock; authorized 50,000,000
           common shares at $0.001 par value;
            5,968,218 and 5,017,354 shares issued
     and outstanding, respectively                   5,969         5,361

   Capital in excess of par value              7,953,935     7,270,816

                  Deficit accumulated during the
 development stage                             (2,549,674)    (2,175,032)




     Total Stockholders' Equity                  5,410,230     5,101,145



                        $  5,748,240  $  5,477,649











The accompanying notes are an integral part of these financial statements

              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                            AND SUBSIDIARY
                    (A Development Stage Company)
                Consolidated Statements of Operations
                      October 31, 1997 and 1996
                             (unaudited)


                                                             From Inception
Nine Months  Ended  Nine Three Months  EndedThree Months
 Ended(February 9,  1997)
                    Oct.     Months      Oct.     Oct. 31, 1996 to Oct.
                  31, 1997    Ended    31, 1997               31, 1997
                              Oct.
                            31, 1996

REVENUES



   Net sales       $         $          $          $          $
                     45,250    56,147                  13,322   284,906
                                          8,796

   Cost of goods sold   40,359   39,597    8,804       3,178    193,049



      Gross Profit    4,891    16,550        (8)      10,144     91,857



EXPENSES



   General and administrative  365,941  289,944  128,288   135,975 2,554,481

   Depreciation      13,592    14,342      6,198       3,697     84,603
and amortization



      Total expenses  379,533  304,286   134,486     139,672  2,639,084



Net loss before provisionfor income taxes
                  (374,642) (287,736)  (134,494)   (129,528) (2,547,227)



Provision for           -0-       -0-        -0-         -0-      2,447
income taxes



Net loss     $    (287,736)$     (134,494)$        (129,528)$     (2,549,674)
                  (374,642)





Weighted average   $         $          $          $          $
loss per share         (.06)     (.06)                    (.03)     (1.27)
                                          (.02)



Average shares outstanding5,968,2185,220,6475,968,218 5,040,855 2,000,000














The accompanying notes are an integral part of these financial statements

              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                            AND SUBSIDIARY
                    (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity
        From Inception on February 9, 1984 to October 31, 1997
                             (unaudited)

                                             Deficit
                                     Accumulated
                                    Additional
During the
          Common Stock                      Paid-in          Development
       Shares                            Amount          Capital
  Stage


Balance at Inception-February 9, 1984       -      $  -        $  -       $  -





Issuance of common stock for cash          37,500       38      962      -
(Note 3)


Expenses paid by shareholders for the
years ended January 31, 1990                -        -          518      -


Net loss for the years ended January        -        -        -        (1,618)
31, 1990



Balance, January 31, 1990                  37,500  $       $    1,480 $(1,618)
                                                        38



Issuance of common stock for services     391,000      391    7,429      -
rendered in August 1990



Issuance of common stock in September
1990 for various                           50,000       50  198,890          -
assets from Austin-Young, Inc. (Note 5)



Issuance of common stock for
distribution licenses from Global
Environmental  Industries (GEI) for UT     50,000       50   37,070          -
& WA, September
1990 (Note 3)



Contribution from Austin-Young, Inc.        -        -       13,500      -



Issuance of common stock for services      12,500       12   37,488      -
rendered in October
1990



Net loss for the year ended January         -        -        -       (57,756)
31, 1 991



Balance, January 31, 1991                 541,000        541$295,857 $(59,374)



Common stock returned in exchange for
common stock of GEI in March 1991        (17,000)     (17) (85,423)          -
(Note 5)



Repurchase of common stock from
Austin-Young, Inc. in                   (338,000)    (338) (64,682)          -
May 1991 (Note 5)



Cancellation of common shares            (20,000)     (20)       20      -



Issuance of common stock for the
purchase of product from                   10,000       10   74,990          -
Steelhead Specialty Minerals in August
1991 (Note 6)

The accompanying notes are an integral part of these financial statements

AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Continued)
From Inception on February 9, 1984 to October 31, 1997
(unaudited)

                                 Deficit
                                                                  Accumulated
                                          Additional     During the
          Common Stock                         Paid-in       Development
       Shares                              Amount            Capital
  Stage

Issuance of common stock for the
purchase of mining claims in              13,214       13   184,987         -
October 1991 (Note 8)



Common stock canceled by                 (20,000)    (20)        20     -
officers/directors in January 1992


Contribution from Austin-Young, Inc.        -        -       17,000     -


Net loss for the year ended January 31, 1992   -     -        -      (93,315)



Balance, January 31, 1992                 169,214 $     169$ 422,769$(152,689)



Issuance of common stock for the
acquisition of Geo-                       701,800     702    96,442     -
Environment Services, Inc. in February
1992 (Note 5)



Issuance of common stock for the
purchase of mining claims                 243,000     243  4,859,757    -
in March 1992 (Note 5)



Common stock canceled by officers and
directors in June 1992                   (32,430)    (32)        32     -
(Note 6)



Cancellation of fractional shares
due to reverse stock split                 (21)      -        -         -



Contribution by Austin-Young, Inc.          -        -       10,000     -



Issuance of common stock (pursuant to a
repurchase agreement
in May, 1991) to Austin-Young, Inc. for  3,380,000  3,380    61,620         -
relief of debt in July
1992 (Note 5)



Net loss for the year ended January 31, 1993   -     -        -     (136,304)



Balance, January 31, 1993                4,461,563$  4,462 5,450,620$(288,993)



Issuance of common stock for services
rendered in June 1993                      17,800      18    26,682     -
(Note 6)



Issuance of common stock to
Austin-Young, Inc. in June 1993            12,000      12    35,988     -
(Note 5)



Issuance of common stock for cash          66,667      67   199,936     -
October 1993 (Note 12)

The accompanying notes are an integral part of these financial statements

AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Continued)
From Inception on February 9, 1984 to October 31, 1997
(unaudited)

                                Deficit
                                                                     Accumulated
                                      Additional           During the
           Common Stock                  Paid-in             Development
       Shares                           Amount       Capital           Stage

Issuance of common stock as down
payment on building                       6,000        6     29,994      -
October 1993 (Note 5)



Issuance of common stock for services
rendered October 1993                    17,000       17     50,983      -
 (Note 6)


Issuance of common stock for cash        80,072       80    191,321      -
December 1993 (Note 12)


Contribution by Austin-Young, Inc.        -         -        36,000      -



Net loss for the year ended January       -         -         -      (310,862)
31, 1994



Balance, January 31, 1994   4,661,102 $  4,662 $ 6,021,524$   (599,855)



Issuance of common stock for services
rendered February                         6,000        6     29,994      -
1994
(Note 6)



Issuance of common stock for services
rendered in June 1994 (Note 6)           41,750       42    175,458      -



Issuance of common stock in a private offering  22,500     22   89,978    -



Issuance of common stock for services
rendered in November                     15,000       15     46,235      -
1994 (Note 6)



Contribution by Austin-Young, Inc.        -         -        36,000      -



Net loss for the year ended January       -         -         -      (709,048)
31, 1995



Balance, January 31, 1995        4,746,352 $  4,747 $ 6,399,189$(1,308,903)



Issuance of common stock for services     9,000        9     22,391      -
(Note 6)



Issuance of common stock in a private   214,168      214    394,148      -
offering (Note 12)



Contribution by Austin-Young, Inc.        -         -        36,000      -



Net loss for the year ended January       -         -         -      (401,467)
31, 1996



Balance at January 31, 1996      4,969,520 $  4,970 $ 6,851,728$(1,710,370)

   The accompanying notes are an integral part of these financial statements


                  AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Continued)
            From Inception on February 9, 1984 to October 31, 1997
                                  (unaudited)

                                       Deficit
                                         Accumulated
                                      Additional           During the
          Common Stock                        Paid-in             Development
       Shares                          Amount       Capital             Stage

Issuance of common stock for cash  in
a private offering                      130,960      131    156,729      -
(Note 12)



Issuance of common stock for services   259,620      260    262,359      -
(Note 5 & 6)


Net loss for the year ended January       -         -         -      (464,662)
31, 1997


Balance, January 31, 1997     5,360,100 $   5,361$  7,270,816$(2,175,032)



Issuance of common stock for cash in
a private offering                     512,000     513      584,287      -
   (Note 12), Net of commissions



Issuance of common stock for services    75,287       75     74,520      -
(Note 6)



Issuance of common stock for equipment   20,831       20     24,312      -



Net loss for the nine months ended        -         -             -  (374,642)
October 31, 1997



Balance, October 31, 1997        5,968,218 $   5,969$ 7,953,935$(2,549,674)




















   The accompanying notes are an integral part of these financial statements
                  AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows


            From Inception(February 9,   1997)
 Nine Months  Ended  Nine Three Months  EndedThree Months   Ended to Oct.
                     Oct.      Months      Oct.     Oct. 31, 1996 31, 1997
                   31, 1997     Ended    31, 1997
                                Oct.
                              31, 1996

CASH FLOWS FROM OPERATINGACTIVITIES


Net Loss  (374,642)$      (287,736)   $      $         $       (2,549,674)
                                         (134,494)    (129,528)

   Depreciation       13,592     14,342      6,198        3,697       84,603
and amortization

   (increase)
decrease in         (26,562)    (9,417)    (6,152)     (17,194)     (44,706)
   receivables


   Decrease
(increase) in        (7,375)   (28,926)   (22,125)     (57,062)     (52,583)
prepaid
   expenses

   Decrease            9,982     22,065      (375)        9,052     (16,795)
(increase) in inventory

   Increase         (38,494)      7,323        643        7,494        9,635
(decrease) in payables

   Loss from             -0-        -0-        -0-          -0-        1,560
disposal of fixed asset

   Stock issued       74,595    145,417     12,301      128,667      734,384
for services

   Expenses paid         -0-        -0-        -0-          -0-      149,018
by shareholder



      Net cash
used by operating  (348,904)  (136,932)  (144,004)     (54,874)  (1,684,558)
      activities



CASH FLOWS FROM INVESTINGACTIVITIES


   Purchase of      (77,616)        -0-    (6,535)          -0-    (295,761)
fixed assets

   Issue stock           -0-        -0-    (8,970)          -0-      (8,970)
for equipment

   Purchase of           -0-        -0-        -0-          -0-     (26,958)
product tradenames

   Purchase of           -0-        -0-        -0-          -0-      (5,000)
note receivable

   Organization costs      -0-      -0-        -0-          -0-      (1,524)

   Purchase/sale
of mining                -0-        -0-        -0-          -0-        7,920
   development costs

   Purchase of           -0-        -0-        -0-          -0-     (58,599)
mining claims

   Sale of licenses      -0-        -0-        -0-          -0-      150,000

   Purchase of stock      -0-       -0-        -0-          -0-     (65,000)



      Net cash
used by investing   (77,616)        -0-   (15,505)          -0-    (303,892)
      activities



CASH FLOWS FROM FINANCINGACTIVITIES


   Issuance of       584,800    139,875    317,439       52,127    1,755,423
common stock

   Issuance of           -0-    125,000        -0-      125,000      647,210
notes payable

   Principal
payments on              -0-  (127,520)        -0-    (122,283)    (254,825)
long-term
   debt



      Net cash
provided by          584,800    137,355    317,439       54,844    2,147,808
      financing activities



Net (decrease)      $          $         $       157,930 $          $
increase in cash     158,280          423                     (30)    159,358



Cash at beginning   $          $          $          $            $
of period               1,078      1,107     1,428         1,560
                                                                         -0-



Cash at end of period $        $         $       159,358 $          $
                     159,358       1,530                   1,530     159,358

   The accompanying notes are an integral part of these financial statements

                  AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)
               Consolidated Statements of Cash Flows (Continued)


                           From Inception(February 9,   1997)
Nine Months  Ended  Nine Three Months  EndedThree Months  Ended to Oct.
                     Oct.      Months    Oct. 31, 1997Oct. 31, 1996 31, 1997
                   31, 1997     Ended
                                Oct.
                              31, 1996

SUPPLEMENTAL CASH FLOWINFORMATION:




CASH PAID FOR:

   Interest         $          $          $           $           $
                      15,942     15,137       5,136          4,985     77,327

   Income Taxes          -0-        -0-         -0-         -0-        2,447





NON-CASH TRANSACTIONS:

   Stock issued          -0-        -0-         -0-         -0-    5,045,000
for mining claims

   Stock issued
for down payment         -0-        -0-         -0-         -0-       30,000
   on building

   Stock issued       74,595    145,417      12,301     128,667      734,384
for services

   Stock issued
for stock of Geo-        -0-        -0-         -0-         -0-       97,144
   Environmental
Services, Inc.

   Stock issued          -0-        -0-         -0-         -0-       75,000
for inventory

   Stock issued
for assets of
   Austin-Young,         -0-        -0-         -0-         -0-      236,060
Inc. and Global
   Environmental Industries

   Stock issued       24,332        -0-       8,970         -0-       24,332
for mill equipment


























   The accompanying notes are an integral part of these financial statements

                  AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                           October 31, 1997 and 1996
                                  (unaudited)

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

              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                            AND SUBSIDIARY
                    (A Development Stage Company)
            Notes to the Consolidated Financial Statements
                      October 31, 1997 and 1996
                             (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Inventories
       Inventories are stated at the lower of cost (FIFO method) or market, and
consist        of finished goods
       and packaging materials.

       Accounts Receivable
Accounts receivable are shown net of the allowance for doubtful accounts.
This        amount was
determined to be $0 and $0 at October 31, 1997 and 1996 after writing off all
accounts        determined
       to be uncollectible.

       Prepaid Expenses
       Prepaid expenses at October 31, 1997 and 1996 consist of the following:

                                       1997       1996

Prepaid mining land lease               $       $     24,584
                                       24,583

Prepaid fees                            40,000    40,000

                                     $     64,583 $    64,584

       Business Development Costs
      Business Development costs mainly consist of video production cost for a
business       promotional
      video and product packaging design.  These costs are amortized over the
estimated       useful life of
the cost, which is 5 years, The costs and accumulated amortization at October
31,       1997 are as
      follows:

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

              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                            AND SUBSIDIARY
                    (A Development Stage Company)
            Notes to the Consolidated Financial Statements
                      October 31, 1997 and 1996
                             (unaudited)

NOTE 2 - DEVELOPMENT STAGE ENTERPRISE

 The Company, per FASB Statement No. 7, is properly accounted for and reported
is        a
       development stage enterprise.  Substantially all of the Company's efforts
since        its formation have
 been devoted to establishing its new business.  No significant revenue has
been        earned as of the
       balance sheet date.  Operations have been devoted to raising capital,
purchasing        zeolite property
       and establishing a marketing plan.

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

              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                            AND SUBSIDIARY
                    (A Development Stage Company)
            Notes to the Consolidated Financial Statements
                      October 31, 1997 and 1996
                             (unaudited)

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

  Statement of Financial Accounting Standards No. 109 "Accounting for Income
Taxes"        requires an
assset and liability approach for financial accounting and reporting for income
tax        purposes.  This
 statement recognizes (a) the amount of taxes payable or refundable for the
current        year and (b)
deferred tax liabilities and assets for future tax consequences of events that
have        been recognized
       in the financial statements or tax returns.

Deferred income taxes result from temporary differences
in the recognition of accounting
       transactions for tax and financial reporting purposes.  There were no
temporary        differences at
January 31, 1997 and earlier years, accordingly, no deferred tax liabilities
have        been recognized
       for all years.

The Company had cumulative net operating loss carryforwards of approximately
$2,550,000        at
October 31, 1997 and $1,935,000 at October 31, 1996.  No effect has been shown
in        the financial
       statements for the net operating loss carryforwards as the likelihood of
future        tax benefit from such
net operating loss carryforwards is not presently determinable.  Accordingly,
the        potential tax
benefits of the net operating loss carryforwards, estimated based upon current
tax        rates at October
       31, 1997 and at October 31, 1996 have been offset by valuation reserves.

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

August 10, 1990 - Common investment shares of 250,000 were issued to Austin-Young, nc. and 1,000 shares were issued to two officers and directors of the Company for services rendered.

              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                            AND SUBSIDIARY
                    (A Development Stage Company)
            Notes to the Consolidated Financial Statements
                      October 31, 1997 and 1996
                             (unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

August 13, 1990 - Common investment shares of 100,000 were
issued to Terry Young,
       president of the Company, for serving as president.  Such shares were
subsequently        sold to Austin-
       Young, Inc.

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

May 13,1991 - 3,380,000 shares of common stock were purchased for $65,000 cash
from        Austin-
Young, Inc. and canceled.  The Company agreed that Austin-Young, Inc. had the
right        to
repurchase these shares for the same price at any time up to June 1, 1993 (see
July,        1992 comment
       below).

February 1992 - the Company issued 701,800 shares of common stock at $0.14 per
share        to the
 shareholders of Geo Environment Services, Inc., (now AAI) for their stock.
Officers        of the
       corporation were major shareholders of AAI.

July 1992 - 3,380,000 shares of common stock were issued at $0.02 per share to
Austin        -Young,
       Inc. for debt relief of $65,000.

       February 1, 1993 - the Company issued to Austin-Young, Inc. an option to
purchase        up to
1,000,000 shares (12,000 exercised to date for $36,000) of common stock at a
price        of $3 per
share.  This option was voluntarily returned to the Company for cancellation
on        June 17, 1997.

July 27, 1993 - the Company issued an option to the employees, officers and
directors        to purchase
up to a maximum of 250,000 shares of common stock at a price of $3 per share.
This        option was
       canceled on June 5, 1995.

              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                            AND SUBSIDIARY
                    (A Development Stage Company)
            Notes to the Consolidated Financial Statements
                      October 31, 1997 and 1996
                             (unaudited)

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

              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                            AND SUBSIDIARY
                    (A Development Stage Company)
            Notes to the Consolidated Financial Statements
                      October 31, 1997 and 1996
                             (unaudited)

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

During the quarter ended October 31, 1997, the Company paid $5,700 to Austin
Young,        Inc.
       for rent on the office space and equipment used by the Company.

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

January, 1992 - 20,000 shares of common stock were returned to the treasury
and        canceled.
February 1992 - 701,800 shares were issued at $0.14 per share for 100% of the
shares        of Geo-
       Environment Services, Inc. (see Note 5).

March 1992 - 243,000 shares were issued at $20 per share for zeolite mining
claims        (see Note
       8).
       June 1992 - 32,430 shares were canceled by officers and directors. June 1993 - 17,800 shares were issued at $1.50 per share for services performed.

October 1993 - 6,000 shares were issued at $5 per share for down payment on
plant        facility.
              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                            AND SUBSIDIARY
                    (A Development Stage Company)
            Notes to the Consolidated Financial Statements
                      October 31, 1997 and 1996
                             (unaudited)

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

 During the quarter ended October 31, 1997, 12,948 shares were issued at an
average        price of $0.95
       per share for various services rendered.

During the quarter ended July 31, 1997, 250,000 options from the 1995 Stock
Option        Plan were
       granted to officers and directors at the closing bid price of $0.375 per
option        on the date of grant.

  All nonmonetary transactions, with related parties and non related parties,
transacted        with stock
 of the Company were measured either at the estimated fair value of the stock
being        issued (stock
       market quotations) or fair value of goods or services being rendered,
whichever        was more readily
       measurable.

NOTE 7 - PROPERTY AND EQUIPMENT

       Property and equipment consists of the following:

                                         October 31,

                                       1997         1996

       Plant                        $            $      244,978
                                       244,978

       Machinery and equipment          112,529      12,382

       Accumulated depreciation              (54,553)  (37,929)

                                   $          302,954$      219,431

  Machinery and equipment is depreciated on the straight-line method over the
estimated        useful lives
of five (5) years.  Plant is being depreciated over the estimated useful life
of        20 years.


              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                            AND SUBSIDIARY
                    (A Development Stage Company)
            Notes to the Consolidated Financial Statements
                      October 31, 1997 and 1996
                             (unaudited)


NOTE 7 - PROPERTY AND EQUIPMENT (Continued)

                 Depreciation expense is $6,197 and $3,697 for the quarters ended October 31, 1997 and 1996 respectively. Amortization expense is $0 and $0 for the quarters ended October 31, 1997 and
                 1996 respectively.

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

 During the quarter ended July 31, 1997, the Company completed the acquisition
of        milling
       equipment and began the installation of the equipment in its facility in
Hines/Burns,        Oregon.

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

              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                            AND SUBSIDIARY
                    (A Development Stage Company)
            Notes to the Consolidated Financial Statements
                      October 31, 1997 and 1996
                             (unaudited)

NOTE 8 - MINING CLAIMS (Continued)

99 1/2% and a value was determined to be approximately $4,800,000.  Stock was
then        issued at
       market price to equal the value given to the claims.

 On July 10, 1997, the Company was granted, by the Department of the Interior
Bureau        of Land
  Management, its Permanent Mining Permit and Plan of Operations approval to
mine        its Harney
       County, Oregon zeolite properties.

   To date no depletion has been taken on any of these claims.  Depletion of
these         assets will begin
        once material mining operations on these claims begins.

NOTE 9       PRODUCT TRADENAMES

   In August of 1991 the Company purchased for common stock, notes payable and
cash,         the
nventory and the trade names for two shoe products.  The inventory was valued
at         $115,000 and
        the remainder of the purchase price of $25,000 was attributed to the
tradenames         of the
   products.  The tradenames are amortized on the straight-line method over a
five         (5) year period.

NOTE 1 0 - RELATED PARTY NOTES PAYABLE

 The notes payable-related party consist of advances from Austin-Young, Inc., a major shareholder of the Company.  The balances are as follows:

                                  October 31,

                                1997      1996

Notes payable -
Austin-Young, bearing

interest at 7% and payable

in 1997. Unsecured.            $        $   182,539
                                -





Notes payable -
Austin-Young, bearing

interest at 7% and payable
on demand.

Unsecured.                      202,385     -



Less current portion          (202,385)     -



Totals                         $        $   182,539
                                -









              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                            AND SUBSIDIARY
                    (A Development Stage Company)
            Notes to the Consolidated Financial Statements
                      October 31, 1997 and 1996
                             (unaudited)

NOTE 11- NOTES PAYABLE

       Notes Payable consist of the following:

                                   October 31,

                                 1997      1996

Note payable to a bank,
bearing interest

at Prime + 3%, due August,
1998. Secured

by $125,000 CD's (see Note 5)  $   125,000$  125,000



Totals                         $   125,000$  125,000

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

During the quarter ended October 31, 1997, 320,400 shares of common stock were
issued         in a
        private placement for total consideration of $388,000.

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



              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                            AND SUBSIDIARY
                    (A Development Stage Company)
            Notes to the Consolidated Financial Statements
                      October 31, 1997 and 1996
                             (unaudited)

NOTE 13 - RESEARCH AND DEVELOPMENT (Continued)

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

 NOTE 15 - SUBSEQUENT EVENTS

In January, 1997, the Company authorized a private placement of up to $500,000
to         be used to
purchase milling equipment to be used in the milling plant in Oregon, to begin
mining         and milling
   operations, increase inventories and for working capital.  During the first
quarter         of the 1998
        fiscal year, the Company raised approximately $180,000 and began the
purchasing         process for
the milling equipment.  This portion of the private placement was sold in Units consisting of 4,800 shares of restricted common stock and a $3.00 per ton
royalty         on 6,000
   tons of zeolite mineral as it is mined, milled and sold.  The Company has
expanded         the total
        amount of capital to be raised up to $500,000 and has engaged Northstar
Securities         to sell the
  remaining $320,000 of the private placement to accredited investors only.
Each         purchaser will
receive their pro-rata share of the royalty payment based upon the number of
Units         purchased
elative to the total number of Units sold.  The royalty payments will be paid
from         the first
  tonnage of zeolite mineral mined and sold by the Company.  The Company may
increase         the
 amount of the royalty payment above the $3.00 amount per ton, but in no event
will         the total
 royalty payment to any holder of Units exceed $18,000.00 per Unit held.  The
increase         in the
royalty amount paid would only decrease the time limit in which the holder of
a         Unit would
receive the total royalty amount.  Royalty payments will be made quarterly
after         the Company
has made its quarterly financial statement filings with the Securities and
Exchange         Commission
 and determined the total tonnage that has been mined, milled and sold during
the         reporting
        quarter.

In June, 1997, the Company signed an agreement to purchase equipment to begin
equipping         the
        mill at its location in Oregon.



              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                            AND SUBSIDIARY
                    (A Development Stage Company)
            Notes to the Consolidated Financial Statements
                      October 31, 1997 and 1996
                             (unaudited)

NOTE 15 - SUBSEQUENT EVENTS (Continued)

        The Company authorized an additional private placement in the amount of
$1,500,000         to be
used for inventory increases and marketing expenses relating to the engagement
of         Bill Frye
  and Associates to introduce the Company's products into the retail markets.

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

NOTE 17 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The following listing of the estimated fair value of financial instruments is
made         in accordance
with the requirements of SFAS No. 107, "Disclosure About Fair Value of Financial Instruments". The carrying amounts and fair value of the Company's financial
instruments         at
        October 31, 1997 and 1996 are as follows:

          October 31, 1997   October 31, 1996

                           CarryingAmountsFairCarryingAmountsFair
                                     Values              Values


        Cash and Cash Equivalents$   5,000$    -0-$     -0-$    -0-

        Notes Payable IncludingCurrent Maturities
                            327,385  327,385   307,539   307,539


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS.

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


LIQUIDITY

Austin-Young, Inc., the major stockholder of the Company, provided a portion of the Company's operating capital during fiscal years 1993, 1994, 1995, 1996 and 1997 through loans and equity funding and the Company owed approximately $182,539 to Austin-Young, Inc. at January 31, 1996. The balance owing to Austin-Young, Inc.
increased to 202,385 at January 31, 1997 due to the rolling of accrued interest into the note and $7,000 of advances made to the Company. Balances owed to Austin-Young, Inc. were $202,385 and $202,385, respectively, for the nine months ended October 31, 1997 and 1996. Revenues to date have provided insignificant funding of working capital because of the development stage status of the company and the limited test marketing programs.

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

During the fiscal year ended January 31, 1996, the Company issued 214,168 shares in a private placement for $394,362 and issued 9,000 shares for artwork and packaging design services rendered to the Company and valued at $22,400.
During the fiscal year ended January 31, 1997, the Company issued 130,960 shares in private placements for $156,860 and issued 259,620 shares for services rendered to the Company and valued at $262,219. During the nine months ended October 31, 1997, the Company issued 512,000 shares in a private placement for $584,800 and issued 75,287 shares for services rendered to the Company and valued at $74,595. During the nine months ended October 31, 1996, the Company issued 113,960 shares in a private placement for $139,875 and issued 137,167 shares for services rendered to the Company and valued at $145,417.

Net General and Administrative Expenses increased by approximately $75,000 during the fiscal year ended January
31, 1997, from $393,000 to $468,000. Of this increase in general and administrative expenses, legal and accounting expenses increased by $9,700, interest expense by $2,400, rent expense by $13,000, repairs and maintenance by $1,200, miscellaneous expense by $2,200 and professional services by $190,000. Professional services included shares of stock that were issued to officers and directors as compensation for their services.
 Decreases to the general and
administrative accounts include zeolite lease expense ($52,500), printing, postage and office expenses ($11,100), travel and entertainment ($7,700), advertising ($5,700), business promotion ($2,950), contract labor ($4,000), insurance
($4,000), salaries and wages ($27,000), property taxes ($700), and payroll taxes $1,200). Other accounts accounted for the remaining difference. Net General and Administrative Expenses increased by approximately $76,000 from
$290,000 for the nine months ended October 31, 1996 to $366,000 for the nine months ended October 31, 1997. This included increases to advertising and promotion ($19,275), legal and accounting ($4,575), interest ($805), meals and entertainment ($2,150), telephone ($4,400), rent ($9,800), repairs and maintenance ($18,410), salaries and wages
($49,300), payroll taxes ($3,600), travel ($15,225), equipment rental ($1,270), public company expenses ($2,500), insurance ($3,475), commissions ($7,200), dues and publications ($475) and decreases to contract labor ($14,700), professional services ($48,975), depreciation and amortization ($750), postage ($450) and mining leases ($5,700).
Other small accounts made up the difference.

For the fiscal years ended January 31, 1996, January 31, 1997 and for the period from the inception date on February
9, 1984 to January 31, 1997, the Company had average gross profit margins of 35%, 30% and 36%, respectively. For the nine months ended October 31, 1997 and 1996, the Company realized gross profit margins of 11% and 29%,
respectively on revenues of $45,250 and $56,147, respectively.   At current
operating expense levels and with the
anticipated product sales mix, the Company estimates its break-even at approximately $125,000 in sales per month.

The Company has $125,000 in bank debt outstanding. This bank debt is secured by an equivalent amount of CD's that are owned by Austin-Young, Inc., the major stockholder of the Company. Austin-Young, Inc. does not receive any compensation for the use of its CD's as collateral. The debt includes interest only payments to the bank in the approximate amount of $850 per month. This bank debt was incurred to pay off an existing mortgage on the Austin, Texas warehouse facility. The Company intends to pay the principal amount of the bank debt from proceeds of a public or private stock offering. All accounts payable and accrued expenses are paid when due or sooner when discounts are available.


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

In fiscal 1992, the Company began test marketing products that it had developed and/or to which it had acquired the rights from other companies. Revenues increased from $11,388 in 1992 to $43,115 in 1993 due to test marketing of existing products in limited market areas. During the fiscal year ended January 31, 1994, the Company concentrated on attractive packaging of its products, Company capitalization and distribution networks, with less emphasis on product research as it prepared to implement various marketing programs for its products. Sales for the fiscal year indicated no growth over the previous year and, in fact, showed a decline in sales to $20,323. Sales for the fiscal year ended January 31, 1995, increased to $69,467, or 242% over the previous year, as the Company expanded the test marketing of products into more outlets. During the fiscal year ended January 31, 1996, sales declined to $26,070 as the Company's management concentrated on the revamping of existing marketing structures in retail outlets, the design of a marketing program to market agricultural products through feed dealers, the development of the conceptual framework for marketing the smaller packaged products through a direct sales organization, the development of a relationship with an import company in France to market products in France and the acquisition of a milling facility in Oregon. During the fiscal year ended January 31, 1997 revenues increased to $69,293, or 166% over the previous year, as the Company began to realize revenues from the agricultural marketing programs in the United States and France. Even in the test marketing programs, the Company has maintained gross profit margins of 30% and 35%, respectively, for the fiscal years ended January 31, 1997 and 1996. The gross profit margin for the fiscal year ended
January 31, 1995, was negative primarily due to a write-off of obsolete and excess inventory in the amount of $42,702 and to product promotions that involved free product to new customers in introductory offers. Gross profit margins have averaged 32% for the period from inception on February 9, 1984 through October 31, 1997. Profit margins should increase and then stabilize once production and marketing costs become reasonable with higher production levels and higher sales volume. Bringing the Oregon milling facility into production should also decrease costs, thereby allowing the Company to increase gross profit margins or reduce selling prices to facilitate increasing market share on each of the products sold by the Company. Quantity discounts on bag purchases for certain of the Company's products could result in up to a 30% increase in the gross profit percent.

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

General and administrative expenses have increased steadily since January 31, 1991, as the Company developed more products and added personnel to test market products. Depreciation and amortization expenses since inception have remained low because the Company has contracted many of its needs that would otherwise require capital expenditures.
A significant portion (approximately $251,000) of the Company's January 31, 1995 operating expenses relating to consulting services were funded through the issuance of common stock pursuant to S-8 Registration Statements.
Approximately $22,400 of the operating expenses for the fiscal year ended January 31, 1996, were funded through S-8
Registration Statements. Approximately $262,000 of services were acquired during the fiscal year ended January 31, 1997 through the issuance of common stock. In addition, another $157,000 of common stock was issued in private placements to cover other overhead expenses. During the nine months ended October 31, 1997, 75,287 shares of stock at an average price of $1.00 per share were issued for services provided to the Company. Another $584,800 was provided through the issuance of 512,000 shares, the proceeds of which were used to cover overhead and purchase milling equipment to begin equipping the Oregon mill facility. An additional 20,831 shares valued at an average price of $1.17 per share were issued as part of the purchase price of milling equipment during the nine months ended
October 31, 1997.

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

The Company has maintained current ratios of 0.47, 1.10 and 1.84, respectively, for the fiscal years ended January 31, 1997, 1996 and 1995. The lower current ratio for the fiscal year ended January 31, 1997, results from the classification as short term debt of $202,385 owing to Austin-Young, Inc., the major stockholder of the Company. This debt may or may not be paid during the next fiscal year, depending upon profits of the Company. Current ratios for the nine months ended October 31, 1997 and 1996 were 1.06 and 1.17, respectively.

The Company does not expect inflation to have any material effect on its revenues, costs or overall operation. Since the Company owns its own zeolite deposits that are the main raw material used in its products, inflation would generally give the Company a competitive edge over companies that do not own their own deposits. The Company expects that any increased paper costs for the packaging used in its products can be off-set by price increases without losing any competitive edges since all other competitors will face the same price increases. The Company has begun using quality, less expensive plastic packaging for its Stall Fresh product.


PLAN OF OPERATIONS

Management believes that it can continue to fund its operations through private placements or funds received from the major stockholder until a public stock offering can be completed or revenues reach the level (approximately $125,000 per month) at which the gross profits attained will finance the operations. The Company will have to raise a more significant amount of equity in order to expand its operations at a more rapid rate. The Company has signed an engagement letter with an investment firm that has begun raising an additional $1,500,000 of which the Company will net approximately $1,250,000. The proceeds will be used to increase inventory levels, advertising and promotion and working capital.

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

In October, 1995, the Company purchased a production plant containing 103,125 sq. ft. and approximately 3,500,000 cu. ft. of production, packaging and storage space near its zeolite properties in Oregon. The facility is not subject to any existing mortgages. The facility is already equipped with a 70-ton crane. The Company has completed an equity offering that will be used, in part, to equip this facility with crushing, milling, drying, screening, packaging and storage equipment. The Company expects the Oregon milling facility to be in production during the last quarter of 1997. The
Company's Permanent Mining Permit and Plan of Operations has been approved and granted by the Department of the Interior Bureau of Land Management and the construction of the milling equipment has begun.




                               PART II
                          OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

During the quarter ended October 31, 1997, there were no material pending or threatened legal proceedings against the Company or its directors, officers, affiliates and owners of record or beneficially of more than five percent of any class of voting securities of the Company nor was there any associate of any such director, officer, affiliate or security-holder who is a party in any action that is adverse to the Company or its subsidiary.

ITEM 2.  CHANGES IN SECURITIES.

During the quarter ended October 31, 1997, there were no material modifications to instruments defining the rights of the holders of any class of registered securities nor were the rights evidenced by any class of registered securities materially limited or qualified by the issuance or modification of any other class of securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended October 31, 1997, there was no material default in the payment of principal, interest, sinking or purchase fund installments, or any other material default not cured within 30 days, with respect to any indebtedness of the Company exceeding five percent of the total assets of the Company, nor was there any material arrearage in the payment of dividends with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company ( The Company currently has no dividend policy or preferred stock outstanding).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

During the quarter ended October 31, 1997, no matters were submitted to a vote of security-holders through the solicitation of proxies at a Meeting of Shareholders:

ITEM 5.  OTHER INFORMATION.

During the quarter ended October 31, 1997, there was no information not previously reported on Form 8-K to include under this item.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


                                Page

(a)   (1)   The following financial statements are included in Part I, Item 1:

                       Consolidated Balance Sheets - October 31, 1997 and
January 31, 1997--------------------       3-4

           Consolidated Statements of Operations - Nine months and quarters ended October 31, 1997 and
1996----------------------------------------------------------------       5

                       Consolidated Statements of Stockholders' Equity (Deficit) - period ended
                       October 31,
1997--------------------------------------------------------       6-9

      Consolidated Statements of Cash Flows - Nine months and quarters ended October 31, 1997 and
1996---------------------------------------------------------------       10-11

                        Notes to Consolidated Financial
Statements-----------------------------------------------       12-24


       (3) The following exhibits for the Nine months and quarters ended October 31, 1997 and 1996, are submitted herewith:

                          Exhibit 11 - Computation of Per Share Earnings
(Loss)-------------------------------       31

                          Exhibit 21 - Subsidiary of the
Registrant-------------------------------------------------       32


All other exhibits are omitted since the required information is included in the financial statements or notes thereto, or since the required information is either not present, not present in sufficient amount or is not applicable.


(b)       No reports were filed on Form 8-K during the quarter ended October
31, 1997.

























                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                      AMERICAN
ABSORBENTS NATURAL PRODUCTS, INC.

                By:  _____________________________________________

Terry L. Young, Chairman of the Board

and Chief Executive Officer

Date:  November 14, 1997



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in their capacities and on the dates indicated.


Signature                                                            Title
                                                  Date


__________________________                 Chairman, Chief Executive
               November 14, 1997
Terry L. Young                                           Officer and Director



__________________________                  President, Chief Financial
Officer,              November 14, 1997
David W. Redding                         Treasurer, Principal Accounting
                                                                    Officer
and Director





























              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
 EXHIBIT 11 - STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS (LOSS)





                                                             From Inception
Nine Months  Ended  Nine Three Months  EndedThree Months
Ended(February 9,  1997)
                    Oct.     Months      Oct.     Oct. 31, 1996 to Oct.
                  31, 1997    Ended    31, 1997               31, 1997
                              Oct.
                            31, 1996

Primary and
Fully Diluted:



Average Shares Outstanding5,968,2185,220,6475,968,218 5,220,647 2,000,000



Net Loss $ $    (287,736)$     (134,494)$        (129,528)$     (2,549,674)
                  (374,642)





Earnings (Loss)    $         $          $          $          $
Per Share              (.06)     (.06)                    (.03)     (1.27)
                                          (.02)









































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