Form 10KSB
period 1998-01-31
AMERICAN ABSORBENTS NATURAL PRODUCTS INC
filed 1998-05-19
CIK 914553

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549
                               FORM 10-KSB

 OMB Approval                             Expires:  Approval Pending
 OMB Number: xxxx-xxxx                    Estimated Average Burden Hours
Per  Response: 1.0

       (Mark One)
 X Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)
        For the fiscal year ended January 31, 1998
   Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)
        For the transition period from             to           .

Commission file number 0-23356                   Cusip number   2368E 10 1

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

      Title of Each Class           Name of EachExchange  on Which Registered
           NONE                               NONE


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

 Issuer's revenues for the fiscal year ended January 31, 1998.    $55,552

 Aggregate market value of common stock (.001 par value) held by non-affiliates at March 31, 1998. $ 6,867,677

 Common stock (.001 par value) shares outstanding at March 31, 1998. 6,766,512

 This Form 10-KSB document contains 46 pages.


                                 PART I

     ITEM I.  DESCRIPTION OF BUSINESS:

 ORGANIZATION:

 American Absorbents Natural Products, Inc., a Utah corporation, through its wholly owned subsidiary, American Absorbents, Inc., a Texas corporation, offers a number of products using volcanically derived minerals known as zeolites.

 The Company's principal executive offices are located at 3800 Hudson Bend Road, Austin, Texas 78734. Its telephone number is (512) 266-2481;
its fax number is (512) 266-3800; its E-Mailaddress is aanpi@aanpi.com; its web page address is http://www.aanpi.com.

  The Company was incorporated in the State of Utah on February 9, 1984, under the name TPI Land, Inc. and changed its name to Environmental Fuels, Inc.
on September 18, 1990. On May 6, 1991,the Company changed its name to Geo-Environmental Resources, Inc. The Company effected a one-for-two reverse split of its outstanding shares on January 17, 1991, and a one-for-ten reverse split of its outstanding shares on June 30, 1992. Unless otherwise indicated herein, all references to shares of common stock shall give effect to these reverse splits.

 In August 1990, Austin Young, Inc., a Utah corporation controlled by Terry L. Young, an officer, director, and controlling shareholder of the Company, acquired a controlling block of thecommon stock, which currently represents approximately 47% ownership, and Mr. Young became a director, President and Chief Executive Officer of the Company.

 In September 1990 the Company acquired certain distributorship licenses for equipment used to convert vehicles to operate on natural gas.

The Company attempted to enter the natural gasvehicle conversion market, but, after further investigation, determined that the cost of engaging in such business would be prohibitive given the financial resources of the Company at such time. Therefore, in April 1991 the Company resold the distributorship licenses to the original manufacturer of the conversion equipment and commenced seeking a differentfield of operation.

 On October 11, 1990, Geo-Environment Services, Inc. was incorporated by Mr. Young and others for the purpose of locating, purchasing, and developing mining properties containing zeolites. Ultimately, this company became the marketing arm of the zeolite products of the Company. In February 1992, the shareholders of the Company approved a stock-for-stock acquisition of Geo-Environment Services, Inc. and issued 701,800 shares of common stock to the shareholders of Geo-Environment Services, Inc., including 290,000 shares to Mr. Young.

 Since 1991, the Company has been actively engaged in acquiring mining properties containing deposits of zeolite and in test marketing the products produced from the natural zeolite. At presentthe Company has one primary source for its zeolite, which source is located on unpatented mining claims in the HarneyBasin near Burns, Oregon.

 On June 5, 1995, the names of Geo-Environmental Resources, Inc. and Geo-Environment Services, Inc. were changed to American Absorbents Natural Products, Inc. and American Absorbents, Inc., respectively.

 The Company, through AAI, currently markets a number of odor and gas adsorption products and proposes to expand its marketing efforts significantly in the future.


 OVERVIEW OF THE COMPANY:

 AMERICAN ABSORBENTS NATURAL PRODUCTS, INC. (the Company) markets a number of products using a volcanic mineral known as zeolite which is mined from mining claims owned by the Company in the State of Oregon or purchased as a bulk commodity in the open market from other domestic natural zeolite suppliers who may compete with the Company. These products are used primarily for odor control, gas orliquid adsorption and the slow release of nutrients into the soil. The Company does not currently have any material contracts with its suppliers, but materials used by the company are not limited to "single source" suppliers.

 Zeolite minerals are comprised of aluminum, silicon and other elements which have a predictable crystalline structure with pore openings of molecular dimensions. Clinoptilolite is one classification type of more than 40 types of zeolite and is the classification type most used by the Company.
The structure will capture certain substances that vary with the size and shape of the pores. Zeolites are also chemically active and their surfaces are able to attract and hold molecules through processes known as adsorption and absorption. These characteristics also serve to enable zeolite to function as a catalyst, whereby the rate of chemical reactions may be altered. More than 40 types of zeolites occur naturally and an even greater number may be synthetically produced because oftheir higher adsorption capacities, lack of impurities, and regeneration capabilities. Although management believes that synthetic zeolite can be currently produced with the exact properties as the zeolite used by the Company in its products, the high cost of such synthetically produced zeolite makes it less desirable in products similar to those marketed by the Company which require lower costs to be competitive with similar products without zeolite.

 The synthetic development and commercial introduction of zeolite products began in the early 1950s. A variety of companies have entered the industry and provide zeolite products used in many diverse agronomic and horticultural applications. These applications include slow-release fertilization, zeoponics, soil conditioning, and soil remediation.
In addition, natural zeolites are used in water-filtration systems to produce clean drinking water, as a food supplement for livestock and poultry to protect them from toxic substances, as filler incement and in the collection and disposal of radioactive waste. In general, the industry offers high quality products and processes designed for specialty markets.
 As the physical properties of zeolites have become more widely known, the amount of zeolite used has increased. The area in which the Company now competes is in using natural zeolite in productsthat adsorb liquids or gases which might otherwise be harmful or obnoxious and in a product which time releases nutrients into the soil.

 The Company currently produces and markets over a dozen products which target the retail and agricultural consumable products area and the turf grass industry and which use the natural zeolite mineral mined from the Company's claims or purchased as a bulk commodity in the open market.
A partial listing of these products includes Mother Earth Cat Litter and Soil Enhancer, a cat litter product which, when used, can be disposed of into the soil as a soil enhancer; Stall Fresh, a product to eliminate urine-generated ammonia odors and wetness caused by livestock; White
Buffalo, a multi-purpose home, farm and ranch absorb-all product; and Stinky Pinkys and Shoe Fresh, products that eliminate moisture and odor from shoes and boots. The Company has not currently entered into the industrial or bulk sales markets with the zeolite minerals located on the Company's claims, but it may enter these markets during the next fiscal year.

 All of the Company's products use the natural zeolite minerals mined from the Company's unpatented placer mining claims located in the Harney Basin area in the State of Oregon or purchased as a bulk commodity in the open market. When mined, the minerals are stored in bulk near the claims or in the Company's Oregon milling facility. The Company's larger packaged products, such as Mother Earth Cat Litter and Soil Enhancer,
White Buffalo and Stall Fresh, are packaged and stored at the Oregon milling facility or a production facility in New Mexico until they are shipped to the distributor or end retailer. The smaller packaged products, such as the shoe odor and moisture products, Stinky Pinkys and Shoe Fresh, are packaged and stored at the Company's facility in Austin, Texas. The Company has previously used mostly contract labor for each phase of its current mining, milling and packaging operations.

 However, in February, 1998, the Company employed a Vice President of Production to manage the Oregon milling facility, purchased in
October, 1995, in a distress sale for $65,000 plus an additional
$34,000 for repairs.  Production  employees have been hired for milling and packaging operations at this location.  The milling, packaging and storage facility contains 103,125 square feet and approximately 3,500,000 cubic feet of inventory storage space in Hines, Oregon. The Company's insurance carrier placed a replacement value of $2,049,172 on the facility. This facility has been equipped with milling and packaging equipment purchased from the proceeds of a private placement completed during the first part of fiscal 1998. The current configuration of the plant allows for the production of up to 10,000 bags of cat litter per eight hour shift simultaneosly with the production of raw zeolite material for use in other of the Company's products including Stall Fresh, White Buffalo and Sorbs-A-Lot. Additional milling and packaging equipment has been purchased that will allow the Company to at least triple its current capacity. Marketing of the Company's products is performed by the Company's wholly owned subsidiary, American Absorbents, Inc., through joint-venture type relationships and through retail marketing
entities.   Since the commencement of its  zeolite products business in approximately 1991, the Company has been principally in the product and market development stage and has focused its marketing efforts primarily
in the test market  area.   More recently, and since the  completion of
the milling and packaging facility, the Company has turned its efforts to the implementation of full marketing programs in the western portion of the United States. The Company began marketing its agricultural products in the European marketplace in November, 1995, through an import/export company located in France. Upon completion of the test marketing of its current products, the Company began promoting its products in the marketplace. The Company's product promotion is being pursued in several ways, including through participation in trade shows, direct contacts with distributors, product brokers, large national chains, and advertisements in trade publications. The Company is also engaged in public awareness campaigns to inform the general public about the uses of natural zeolites. Public awareness campaigns include distribution of videotapes on the Company and its products, promotion of zeolite products by shareholders, discimination of a book entitled
"101 Fantastic Uses For Zeolites" and limited distribution of research papers on zeolite uses. Shareholders are encouraged to discuss the Company's products with friends and relatives as well as request the products they use from various stores. CNN Headline News and NASA have broadcast or published information on zeolite uses.

 The Company is also engaged in a continuing product development program including test marketing and packaging design programs. The Company currently has available over a dozen productsthat it has researched, developed and test marketed. During the first two years the Company introduced a new product using natural zeolite on the average of every three months. Some of these new products included Mother Earth Cat Litter and Soil Enhancer, Stall Fresh, White Buffalo, Fresh Pak,
Sorbs-A-Lot, Fridge Fresh, Boat Fresh and Cooler Fresh.
Many of the sales outlets that participated in the test marketing programs still carry the products. The Company believes the test marketing programs were successful and believes that sales will increase significantly with marketing capital availability, although there are no assurances when sales will increase. The Company was able to determine from the test marketing programs that customers will buy the Company's products at price levels that will generate at least a 25% gross profit margin to the Company. Since there are so many potential uses (estimated at 3,000+) for the zeolite mineral in consumer products, any future research and development will be primarily in the area of market research. The Company will be concentrating its efforts over the next twelve months to marketing existing products but plans to introduce at least two new products during that time period. For future products, the Company will test market each such new product in a limited area until it has determined market acceptance and pricing. The Company will then design the final full color packaging for the product and introduce it into retail stores.

 The majority of the Company's unpatented placer mining claims are located on federal land in the Harney Basin, Harney County, Oregon. These 259 claims cover approximately 7.475 square miles or 6,000 acres.
The estimated proven reserves of in-place zeolite on the southern 40% (approximately 135 claims or2,700 acres) of the Harney Basin claims is 477,653,873 tons and the estimated probable reserves is 746,089,789 tons, (based on independent geologist's reports).
The geologist assumed mining of only the top 80 feet of the deposit. In-house reports of Anaconda (former owner of the northern portion of the Harney Basin Deposit) geologists placed the estimated reserves of zeolite mineral located on the northern 4060 acres of the Harney Basin in excess of 1,000,000,000 tons of 90% pure zeolite. Their assumptions included mining only the top 100 feet of the deposit. Existing drill hole core data indicates that the total thickness of the deposit is approximately 300 feet which would significantly increase the estimated reserves within the deposit. An independent geological appraisal relating only to the 404 acres, on which the Company received its Permanent Mining Permit and Plan of Operations on July 10, 1997, from the Department of the Interior, Bureau of Land Management, placed the reserves on the top 60 feet of that area at 20-30,000,000 tons and valued at 2.2-3.3 billion dollars. Mining on the claims is open-pit and is performed by removing any overburden with afront-end loader or dozer before mining and then hauling the mineral in trucks to be stored and processed in Hines, Oregon, approximately 25 miles from the claims.

 The Company also owns 26 unpatented zeolite placer mining claims in Malheur County, Oregon, near the town of Sheaville on the Oregon/Idaho border as well as 10 unpatented lode zeolite mining claims situated in Mohave County, Arizona, approximately 60 miles northwest of Kingman, Arizona, near the town of Dolan Springs, Arizona.

 The Company's objective is to establish a mining, milling and packaging operation for zeolite consumer products and to develop a national market for the products produced. The Company also expects to achieve long term capital appreciation of its major assets including large zeolite mineral reserves through increased marketing efforts of zeolite products. Although there is no assurance that the endeavors will be successful, the Company believes it will be successful in its objectives due to the environmental awareness in the United States, as well as the rest of the world, and due to the environmental aspects of the zeolite mineral.

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

 SUPPLIERS:

 The Company is the country's largest corporate holder of zeolite reserves which assures the Company of always having an adequate inventory of the zeolite minerals used in its products. Other supplies, primarily packaging materials, used by the Company in its manufacturing process are readily available from a number of suppliers. Services used by the Company for its mining are also readily available from a number of service providers.

 TRADEMARKS AND PATENTS:

 The Company markets its products under a number of trademarks and trademark
applications.   The Company has  applied for federal trademark protection on its products currently marketed and those to be test marketed. The Company does not own, hold or use any patents.


 INVENTORY:

 The Company has maintained lower inventory levels during the development stage, but has begun increasing inventory levels with the commencement of full-scale marketing efforts in the westernportion of the United States. The book value of inventory for the fiscal years ended January 31, 1998 and January 31, 1997 was $242,406 and $99,952, respectively.
The Company mined and milled 10,000 tons of zeolite minerals in December, 1997.


 CUSTOMERS:

 The Company's products are currently being sold through direct sales to the customer, to retail outlets, through regional marketing companies, through joint venture relationships and through regional distributors. Products have been sold in the test marketing programs to over 100 different retailers with approximately 2,000 retail outlets. For the fiscal year ended January 31, 1998, E.N.S.R./S.A.R.L. accounted for approximately 31% ofsales and for the fiscal year ended January 31, 1997, E.N.S.R./S.A.R.L. accounted for approximately 58% of sales.
For the fiscal year ended January 31, 1998, Thunder Spring Distributors accounted for 11.4% of sales and Toxxcon International, Inc. accounted for 11.5% of sales. The Company's products are currently being sold, or have been approved for sale, in several large national retail outlets as well as smaller retail outlets. Currently, and at the present sales levels in the development stage, management does not believe that the loss of any single or group of the Company's largest customers would have a materially adverse effect on the Company's business.

 BACKLOG:

 The Company has been primarily in a test marketing phase. Accordingly, there was no backlog at January 31, 1998 or January 31, 1997. The Company has maintained sufficient inventory levels to ship products when they are ordered and plans to continue to maintain sufficient inventory levels to fill future orders.

 COMPETITION:

 The Company experiences some competition in the developing and marketing of its products. Management has categorized competition into three areas, namely: 1) producers of products similar to those marketed by the Company but not using any natural zeolite mineral; 2) producers of products using natural zeolite minerals mined from the producer's own reserves; and,
 3) producers of products using zeolite minerals purchased from an outside source. The Company believes that it can compete favorably with many of these producers because of the ability of the Company to produce its natural zeolite products at relatively low cost because of the vast  amount of easily accessible zeolite located  on the Company's mining claims.
Other zeolite producers are faced with the additional expense of removing from a few to several feet of overburden before mining activities can commence.
Management  also believes that because the  Company's operations are designed to reduce overhead expenses and the costs of producing  the products through the use of contract labor and independent contractors, the Company will be able to quickly adapt to the changing nature of products using environmentally safe materials.
The Company is aware of a large number of other companies in the United States which are marketing cat litter products, some of which contain small percentages of zeolites. Management is also aware of three other companies in the nation which market a cat litter product using natural zeolite minerals, two of which own small zeolite mining claims.
Management believes that Mother Earth Cat Litter and Soil Enhancer, which can be recycled as a soil enhancer and fertilizer and moisture absorbent, can favorably compete with the cat litters not using natural zeolite minerals on a price  per pound basis with the added benefits of an environmentally
friendly, dual-purpose  product.  The Company's   management views the
percentage of the national cat litter market currently held by the present cat litter products using natural zeolite minerals to be insignificant and therefore does not believe that the sale of such products by such companies will significantly impact sales of Mother Earth Cat Litter and Soil Enhancer by the Company.

 The Company's shoe products, Shoe Fresh and Stinky Pinkys, compete with a number of large companies which manufacture similar shoe products, none of which are believed to use naturalzeolite minerals. Management is aware of a small company currently marketing a shoe product using natural zeolite minerals; however, such company does not have access to its own zeolite mining claims. Management believes that it can compete favorably with these entities based upon pricing of the Company's products with the advantage of being friendly to the environment.

 The Company is not aware of any product similar to or which competes with Fresh Pak, an odor and moisture absorbent for gym bags, closets, diaper pails, gun cases and other small confined areas.

 The Company competes with a number of manufacturers of products used to absorb automotive fluids, chemicals and other liquid wastes from motor vehicles and machines. However, management is aware of only one other product which uses natural zeolite minerals. Again management believes that the Company's product, Sorbs-A-Lot, can compete favorably with these other products based upon pricing and performance of the product.
The Company is aware of only one other company which markets a product similar to Stall Fresh, a product which eliminates urine-generated ammonia odors and wetness caused by livestock. The competing product is marketed by a company which does not own its own zeolite deposits and uses natural zeolite minerals purchased from zeolite suppliers.
Management expects to begin marketing its Stall Fresh product in areas where the competing product is sold and believes it can favorably compete with the competitor due to the Company's ownership of its own zeolite deposits.

 The Company is not aware of any other company that produces a product similar to its multi-purpose White Buffalo home, farm and ranch absorbs all product.


 RESEARCH AND DEVELOPMENT:

 The Company has been engaged in continuing market research and development
programs.   The Company currently  has available over a dozen products that it
has researched, developed and test marketed.   Since there are so many
potential uses (estimated at 3,000+) for the zeolite mineral in consumer products, future research and development will be primarily in the area of market research. The Company will be concentrating its efforts over the next twelve months to marketing existing products but plans to introduce at least two new products during that time period. During the development stage a large percentage of the Company's overhead was allocated to research and development but the percentage of overhead allocated to research and development has declined as the Company has moved more toward the marketing phase. The Company has developed its zeolite products in-house andtest markets each product in a limited number of stores.
During the fiscal years ended January 31, 1998 and January 31, 1997, the Company recorded research and development expenses of $0 and $0, respectively.

 REGULATIONS:

 Current operations on the Harney Basin Claims are subject to federal and state reclamation requirements, which means that the Company must reclaim the mined area after mining to a useful status pursuant to regulation requirements.
Although others presently perform these mining operations for zeolites on the Harney Basin Claims, such operations are still subject to existing federal, state, and local laws and regulations relating to employee health and safety. The Company believes that the cost of such compliance does not have a material impact upon the cost of extracting the zeolite. In general, mining and milling operations are subject to compliance with the regulations promulgated under the federal Mining and Minerals
Policy Act of 1970 and the requirements of the federal Occupational Safety and Health Administration (OSHA), as well as equivalent state regulations.

 Failure to comply with applicable governmental regulations could result in enforcement proceedings against the Company by appropriate agencies. Compliance with existing regulations and those that may come into existence in the future may have a substantial impact upon the Company's capital expenditures and could adversely affect its operations.
The Company believes it is in compliance with all applicable laws and regulations at this time.

 ENVIRONMENTAL MATTERS:

 The Company's products, being environmental products, have a positive impact on the environment and are considered environmentally friendly.
Compliance in general with regulations relating to the protection of the environment has not had, and is not anticipated to have, a material effect upon the capital expenditures, earnings or competitive position of the Company. Because of the limited nature of the mining operations in Oregon prior to 1998, the Company has operated under a Total Exemption From Reclamation Requirements. However, the Company's policy has always been to reclaim all of its mined areas. In early 1996, the Company's independent geologist submitted to the Federal Bureau of Land Management, the State of Oregon Department of Geology and Minerals Industries and Harney County, Oregon, officials, a permanent mining permit application and a reclamation plan which included an environmental assessment which set forth the plan of operations, assessed the impact of the operations on the local environment and specified the extent and type of reclamation which would be accomplished. The Plan ofOperations was approved by the various regulatory commissions and the permanent mining permits were issued on July 10, 1997. A $15,000 mined land reclamation bond was posted by the Company at the State of Oregon, Departmentof Geology and Minerals
Industries to assure compliance with environmental and site reclamation matters pursuant to the Plan of Reclamation.

 On portions of the Harney Basin Claims the Company has discovered small quantities of erionite in the zeolite deposits.
The federal Environmental Protection Agency has classified erionite as a potentially hazardous mineral which may be harmful to animals and humans. However, no conclusive research has been completed by the government. The Company has no intent to mine areas of the deposit where erionite is present.

 South of the Harney Basin Claims is a small area known as the South Narrows Area of Critical Environmental Concern containing an endangered species known as the Malheur Wirelettuce. The Company has released its claims which border on this area which management believes satisfactorily minimizes any impact on the habitat for this endangered plant species. The Harney Basin Claims are generally surrounded by, and on the east side  adjoin, the Malheur
Wildlife Area.
 To the extent that mining operations are visible from the wildlife area, the
Company   utilizes dust abatement and other measures designed to reduce any impact on the wildlife area.


 EMPLOYEES:

 At January 31, 1998, the Company had three full-time employees not including contract laborers who are employed on an "as needed" basis. In February, 1998, the Company employed a full-time Vice President of Production to manage the Oregon milling facility and in March, 1998, the facility was staffed with five additional production workers. The Company does not anticipate adding any significant number of employees in the immediate future but will continue to engage contract laborers on an "as needed" basis. After completion of additional capitalization, the Company does plan to add a marketing executive, an operations and management information systems executive and three to four administrative personnel.



 ITEM 2.  DESCRIPTION OF PROPERTIES:


  MINING PROPERTIES:

 The Company controls 259 unpatented placer mining claims located in the Harney Basin, Harney County, Oregon, covering approximately 7.475 square miles and situated in the center of thesoutheastern quarter of the State of Oregon and approximately the center of Harney County approximately 25 miles south of Burns, Oregon, and about 214 miles west of Boise, Idaho (Harney Basin
Claims). The property is crossed by state highway 205 which offers virtually year- round access. Existing ranch and county roads from the highway offer access to almost all of the property of interest.
Also, the Company controls 26 unpatented zeolite placer mining claims in Malheur County, Oregon, near the town of Sheaville (Sheaville Claims).
In addition, the Company controls 10 unpatented lode zeolite mining claims situated in Mohave County, Arizona, approximately 60 miles northwest of Kingman, Arizona, near the town of Dolan Springs, Arizona (Arizona Claims). The Company's initial focus is on the Harney BasinClaims because there is more geological data available from previous owners on these claims and the zeolite deposits are on or near the surface with little or no overburden, thus reducing the cost of extraction. The Company may seek limited mining permits and grants of total exemption from reclamation permits on its Sheaville Claims and Arizona Claims in order to complete sampling and mapping activities on the properties.

 The owner of an unpatented mining claim holds possessory title to the claim. Possessory title is not legal title in the usual sense of that term, nor does it arise out of any instrument or grant by the United States or out of any action taken by any officer or agency of the state or federal governments. Only when a claim is patented is there any affirmative government grant under which legal title vests in the usual concept of property ownership. Possessory title arises as a matter of law out of the performance by the locator of the claim of certain acts of location, including the staking of claim boundaries and the making of certain record filings in compliance with the requirements of federal and state laws. The validity of an unpatented mining claim cannot be conclusively determined by an inspection of public records. It is dependent upon the legal availability of the lands at the time the location is made  and the validity of the mineral discovery within the boundaries of each claim, in compliance with federal, state and local laws relative to location procedures. Prior to 1992 possessory title was maintained against subsequent location by the annual performance of labor or improvements on or for the benefit of each mining claim. The Company believes all past assessment work requirements relating to the Company's claims were adequately performed.
Since 1992 possessory title for persons holding ten or more claims is maintained by payment to the Bureau of Land Management of an annual claim fee of  $100.00 per 20 acre claim site.  The Company believes it has
met these requirements.   The Company believes the  unpatented mining
claims it holds have been located in compliance with the applicable state and federal mining laws and generally accepted standards in the mining industry. The Company is notaware of any material conflicts with other parties concerning the claims and believes it has valid possessory right in those claims.

 All mining on the Harney Basin Claims is open-pit strip mining of the surface
mineral.   The property will be reclaimed by leveling and planting natural grasses. To perform the mining operation,the Company removes any overburden with a front-end loader or dozer prior to mining the zeolite.
The mined material is stockpiled near the mine and then loaded onto trucks and hauled to Burns/Hines, Oregon (approximately 25 miles) where it is milled and packaged. The Company is currently using an entity located in Burns, Oregon, near the claims to perform mining operations.

 The local climate does not favor year-round mining or processing on the property because the winter is extremely cold and windy during the months of December to February. The rainy season occurs from October through April and could cause problems in stripping, crushing, and screening of the zeolite. Also, the weather could have a material effect on the ability to haul large quantities of the material during the rainy season if permanent roads were not constructed. The Company does not plan to construct permanent roads and does not believe its operations will be restricted since sufficient quantities of zeolite can be mined during good weather conditions and hauled to the mill facility in Burns/Hines, Oregon for storage.


 OFFICE, WAREHOUSE AND MILLING FACILITIES:

 The Company's principal executive offices are located in approximately 4,300 square feet of office space which is being leased from Austin Young, Inc., the Company's major stockholder. Such space is being furnished by Austin Young, Inc. pursuant to a 5-year lease agreement dated July, 1996.
Monthly rental for such office space is $1,900. Such lease also includes the use of the office furniture and equipment located at such facility.

 In October, 1993, the Company acquired a warehouse containing approximately 4,400 square feet of commercial space located in Austin, Texas.
This space is used by the Company to package and store  its inventory of
smaller sized products.   The facility is owned subject to an existing
mortgage in the principal amount of approximately $125,000. Said mortgage is payable in monthly interest only payments of approximately $900.00 with a balloon payment of $125,000 due in August, 1998. Because said facility lacks permanent heating and air conditioning, it is limited for use during the months of extreme cold or heat. The Company plans to improve this facility to facilitate year-round use. This facility has been used for the packaging of the smaller packaged products and storage of inventory for the test marketing programs. As the Company has reduced test marketing programs and prepared to move into full marketing from the Oregon milling facility, the Company's need for this facility has decreased and the Company leased approximately 40% of the facility to a tenant for $880 per month.

 In October, 1995, the Company completed the acquisition of a milling facility containing 103,125 square feet and approximately 3,500,000 cu. ft. of production, packaging and storage space inHines, Oregon, approximately 25 miles from its Harney Basin zeolite deposits. This facility has been equipped with milling and packaging equipment purchased from the proceeds of a private placement completed during the first part of fiscal 1998.
The current configuration of the plant allows for the production of up to 10,000 bags of cat litter per eight hour shift simultaneosly with the production of raw zeolite material for use in other of the Company's products including Stall Fresh, White Buffalo and Sorbs-A- Lot.
Additional milling and packaging equipment has been purchased that will allow the Company to at least triple its current capacity. The facility is not subject to any existing mortgages.

 Management believes that all its properties and equipment are adequately insured and in good repair.


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


 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS:

 During the fiscal year ended January 31, 1998, the Company solicited the proxies of its security holders to vote upon the following matters at the annual meeting of shareholders held on June 11, 1997:
          1. Election of three directors
          2. Ratification of all acts of the officers and directors for the fiscal year ended January 31, 1997
          3. Ratification and approval of transactions with Austin Young, Inc. including the borrowing of working capital funds, use of assets as collateral and office/equipment leases
          4. Ratification of the appointment of Orton and Company, Certified Public Accountants to serve as independent auditors of the Company for the fiscal years ended
January  31, 1998

 All matters voted upon by the shareholders at the annual meeting of shareholders were approved or passed and a letter was sent by the Company to all shareholders stating the results of the voting.









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

   YEAR    HIGH BID PRICELOW BID     YEAR    HIGH BID PRICE LOW BID
   ENDED            PRICE           ENDED              PRICE
  1-31-97                           1-31-98



 First Quarter $ 2.37 $ 1.37      First Quarter $ 0.81 $ 0.31

 Second Quarter $ 2.37 $ 1.12     Second Quarter $ 0.81 $ 0.44

 Third Quarter $ 1.50 $ 0.62      Third Quarter $ 1.37 $ 0.44

 Fourth Quarter $ 0.90 $ 0.47     Fourth Quarter $ 1.67 $ 0.56

 As of January 31, 1998, there were approximately 340 holders of record (not including shares held in street names in street accounts) of the common stock of the Company as reported to the Company by its transfer agent. Based upon requests for proxy materials by various proxy services, the Company estimates that it currently has approximately 750 shareholders.

 No cash dividends have been declared or paid as yet on the common stock and the Board of Directors of the Company has not yet decided on a dividend policy. Whether dividends will be paid will be determined by the Board of Directors of the Company and will necessarily depend on the Company's earnings, financial condition, capital requirements and other factors. The Board of Directors has no current plans to declare any dividends in the foreseeable future. There are no restrictions in effect, in loan documents or elsewhere, that would limit or restrict the Company's ability to pay dividends.

 At January 31, 1998, the Company had 50,000,000 shares of common ($.001 par value) stock authorized and had
 6,210,439 common stock shares outstanding. At March 31, 1998, 6,766,512 common stock shares were outstanding.


 ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

 The Company, per FASB statement No. 7, is properly accounted for and reported as a development stage enterprise.
 The Company's efforts since entering its current business have been devoted primarily to Company capitalization, acquisition of mining properties, packaging and milling facility acquisitions and product and market development.

 The Company has realized limited sales in each of its fiscal years ended January 31, 1992 through January 31, 1998 from limited test marketing programs for its products while in the development
stage.   During the development stage the
 Company has developed over a dozen products and test marketed these products in various parts of the country.

 LIQUIDITY AND CAPITAL RESOURCES

 Austin Young, Inc., the major stockholder of the Company, has provided, through loans and equity funding, any deficiencies to the necessary working capital during the development stage, but expects funding from private placements and other offerings will be sufficient for future development costs. Austin Young, Inc. provided a small portion ($7,000)
 of the Company's operating capital during fiscal year 1997 through advances on behalf of the Company. The Company owed $202,385 to Austin Young, Inc. at January 31, 1997 and $179,052 at January 31, 1998. The balance owing to
 Austin Young, Inc. was reduced by $23,333 in principal and $14,167 in accrued interest during the fiscal year ended
 January 31, 1998 by the exercise of options by Mr. Young. Revenues to date have provided insignificant funding of working capital because of the development stage status of the company and the limited test marketing programs.

 When possible, the Company has issued stock for the acquisition of assets or services to reduce the need for additional operating capital from the major stockholder, additional shareholders or gross profits from its limited marketing efforts.
 A large part of the Company's zeolite mineral deposits were acquired by stock issuance which is expected to play an integral part of maintaining a competitive edge by keeping supply costs of the principle ingredient of its packaged products to a minimum. During the development stage, the Company has also relied on favorable office space and equipment leases from Austin Young, Inc. to maintain a lower overhead to conserve its limited resources for product and market development.

 During October 1993, the Company issued 66,667 shares of common stock to a group of private investors for $200,000 in a private offering. The offering also granted a 90-day option to these investors to take additional shares and on
 December 17, 1993, the investors exercised their options in the amount of 80,072 shares for $191,400. During the fiscal year ended January 31, 1994, the Company issued 12,000 shares of common stock to the major stockholder under an
 option agreement for $36,000.    During the fiscal year ended January 31,
1995,  the Company issued 22,500 shares in
 a private placement for $90,000 and issued a total of 62,750 shares for services rendered to the Company and valued at $251,735. These services included consulting services for legal work on securities issues and trademark defense
 ($72,500), market development and promotion ($140,000) and geological work on the Company's Oregon mining claims
 ($38,500). During the fiscal year ended January 31, 1996, the Company issued 214,168 shares in a private placement for $394,362 and issued 9,000 shares for artwork and packaging design services rendered to the Company and valued at $22,400. During the fiscal year ended January 31, 1997, the Company issued 130,960 shares in private placements for $156,860 and issued 259,620 shares for services rendered to the Company and valued at $262,219. During the fiscal year ended January 31, 1998, the Company issued 582,000 shares in private placements for $815,000, 129,784 shares for services rendered to the Company and valued at $132,380, 13,555 shares for equipment valued at $15,250, 25,000 shares through the exercise of an option to a director for $9,375 and 100,000 shares through the exercise of an option to an officer and director for $37,500 in debt relief.

 The Company has $125,000 in bank debt outstanding. This bank debt is secured by an equivalent amount of CD's that are owned by Austin Young, Inc., the major stockholder of the Company. Austin Young, Inc. does not receive any compensation for the use of its CD's as collateral. The debt includes interest only payments to the bank in the approximate amount of $900 per month. This bank debt was incurred to pay off an existing mortgage on the Austin,
 Texas warehouse facility. The Company intends to pay the principal amount of the bank debt from proceeds of a public or private stock offering or from profits. All accounts payable and accrued expenses are paid when due or sooner when discounts are available.


 RESULTS OF OPERATIONS

 During the fiscal years 1997 and 1998, the Company continued to incur losses that reflect the development stage activity and test marketing of its products.

 The company has paid $8,115, $0.00 and $0.00 for research and development for the years 1996, 1997 and 1998, respectively. The Company paid $91,700, $29,500 and $29,500 to the Bureau of Land Management for claims maintenance fees in the fiscal years ended January 31, 1996, 1997 and 1998,
respectively.   In the future, approximately
 $29,500 will be due to the Bureau of Land Management in August of each year to satisfy claim maintenance fees on existing claims.

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

 In fiscal 1992, the Company began test marketing products that it had developed and/or to which it had acquired the rights from other companies. Revenues increased from $11,388 in 1992 to $43,115 in 1993 due to test marketing of existing products in limited market areas. During the fiscal year ended January 31, 1994, the Company concentrated on attractive packaging of its products, Company capitalization and distribution networks, with less emphasis on product research as it prepared to implement various marketing programs for its
products.   Sales for the fiscal year indicated no
 growth over the previous year and, in fact, showed a decline in sales to
$20,323.   Sales for the fiscal year ended January
 31, 1995, increased to $69,467, or 242% over the previous year, as the Company expanded the test marketing of products into more outlets. During the fiscal year ended January 31, 1996, sales declined to $26,070 as the Company's management concentrated on the revamping of existing marketing structures in retail outlets, the design of a marketing program to market agricultural products through feed dealers, the development of the conceptual framework for marketing the smaller packaged products through a direct sales organization, the development of a relationship with an import company in France to market products in France and the acquisition of a milling facility in Oregon. During the fiscal year ended January 31, 1997 revenues increased to $69,293, or 166% over the previous year, as the Company began to realize revenues from the agricultural marketing programs in the United States and France. During the fiscal year ended January 31, 1998 revenues decreased to $47,472 from $69,293 the previous year, or, 31%, due to lower orders from the French distributor resulting from milder weather conditions in France.

 The Company realizes gross profit margins generally ranging from 20% to 35% on its product sales depending on product line and pricing levels. While still in the test marketing phase, for the fiscal years ended
January 31, 1996, January 31, 1997, January 31, 1998 and for the period from the inception date on February 9, 1984 to January 31, 1998, the Company had average gross profit margins of 35%, 30%, 30% and 35% respectively. The gross profit margin for the fiscal year ended January 31, 1995, was negative primarily due to a write-off of obsolete and excess inventory in the amount of $42,702 and to product promotions that involved free product to new customers in introductory offers. Profit margins should increase and then stabilize once production and marketing costs become reasonable with higher production levels and higher sales volume. Bringing the Oregon milling facility into production should also decrease costs, thereby allowing the Company to increase gross profit margins or reduce selling prices to facilitate increasing market share on each of the products sold by the Company. Quantity discounts on bag purchases for certain of the Company's products could result in up to a 15% increase in the gross profit percent. At current operating expense levels and with the anticipated product sales mix, the Company estimates its break-even at approximately $125,000 in sales per month or $1,500,000 in sales per year.

 Ownership of its own zeolite deposits should allow the Company to better control its cost of sales since zeolite is the major raw material used in its products. The Company also has negotiated mining arrangements with a mining company to eliminate large capital requirements that would be necessary to acquire equipment. Milling, packaging, and inventory arrangements have eliminated the need to spend additional money for capital equipment during the development stage.

 General and administrative expenses have increased steadily since January 31, 1991, as the Company developed more products and added personnel to test market products.  Depreciation and
amortization   expenses since inception have
 remained low because the Company has contracted many of its needs that would otherwise require capital expenditures.
 A significant portion (approximately $251,000) of the Company's January 31, 1995 operating expenses relating to consulting services were funded through the issuance of common stock pursuant to S-8 Registration Statements.
 Approximately $22,400 of the operating expenses for the fiscal year ended January 31, 1996, were funded through S-8
 Registration Statements. Approximately $262,000 of services were acquired during the fiscal year ended January 31,
 1997 and $132,380 of services were acquired for the fiscal year ended January 31, 1998 through the issuance of common stock. Net General and Administrative Expenses increased by approximately $75,000 during the fiscal year ended
 January 31, 1997, from $393,000 to $468,000. Of this increase in general and administrative expenses, legal and accounting expenses increased by $9,700, interest expense by $2,400, rent expense by $13,000, repairs and maintenance by $1,200, miscellaneous expense by $2,200 and professional services by
$190,000.   Professional services included shares
 of stock that were issued to officers and directors as compensation for their
services.   Decreases to the general and
 administrative accounts include zeolite lease expense ($52,500), printing, postage and office expenses ($11,100), travel and entertainment ($7,700), advertising ($5,700), business promotion ($2,950), contract labor ($4,000), insurance
 ($4,000), salaries and wages ($27,000), property taxes ($700), and payroll taxes ($1,200). Other accounts accounted for the remaining difference. Net general and administrative expenses only increased by approximately $29,000 during the fiscal year ended January 31, 1998. The increase was mostly due to increases in payroll as Terry L. Young was added to the Company's payroll.

 The Company's note payable to its major stockholder increased by approximately $65,000 during the fiscal year ended
 January 31, 1995, and by another $46,000 during the fiscal year ended January 31, 1996 as the Company borrowed funds to help cover overhead expenses and accrued rent expenses owing to Austin Young, Inc. During the fiscal year ended
 January 31, 1997, the note payable to the major stockholder increased by only $20,000 mostly due to accrued interest that was rolled into the note plus approximately $7,000 of advances made to the Company. During the fiscal year ended
 January 31, 1998, the balance of the note decreased to $179,052 due to the exercise of options through debt relief in the amount of $37,500 consisting of $23,333 in principal and $14,167 in accrued
interest.    The balance of the note is
 expected to be paid from earnings and/or capital resources available to the Company.

 In August, 1996, the Company paid off a note payable of approximately $125,000 on the warehouse facility in Austin,
 Texas from the proceeds of a bank loan that was secured by using CD's owned by the Company's major stockholder.

 The Company has maintained current ratios of 0.77, 0.47 and 1.10, respectively, for the fiscal years ended January 31,
 1998, 1997and 1996. The lower current ratio for the fiscal years ended January 31, 1998 and 1997, results from the classification as short term debt of the note payable owing to Austin Young, Inc., the major stockholder of the Company.
 This debt may or may not be paid during the next fiscal year, depending upon profits and/or capital resources available to the Company.


 INFLATION

 The Company does not expect inflation to have any material effect on its revenues, costs or overall operation. Since the
 Company owns its own zeolite deposits for the main raw material used in its products, inflation would generally give the Company a competitive edge over companies that do not own their own
deposits.   The Company expects that any
 increased paper costs for the packaging used in its products can be off-set by price increases without losing any competitive edges since all other competitors will face the same price
increases.   The Company is using quality, less
 expensive plastic packaging for its Stall Fresh product and may pursue plastic packaging for other products as well.


 PLAN OF OPERATIONS

 Management believes that it can continue to fund its operations through private placements or funds received from the major stockholder until a public stock offering can be completed or revenues reach the level (approximately $1,500,000 per year) at which the gross profits attained will sustain and finance the
operations.   The Company will have to raise a
 more significant amount of equity in order to expand its operations at a more rapid rate.

 Management has begun a limited marketing campaign, based on available capital, of its products in certain market areas of the United States and in France. Several distributors have been signed to distribute the products and discussions are being held with others and are in different stages of completion which usually requires extensive testing and approval by each of the wholesale or retail outlets. The Company continues to sell some of its smaller packaged products through several of the retail outlets that participated in the test marketing program for the products. In November, 1995, the
 Company began shipping some of its agricultural products to E.N.S.R./S.A.R.L., an import company located in France.

 The Company has completed design and packaging for products such as Mother Earth Cat Litter and Soil Enhancer,
 White Buffalo, Stall Fresh, Stinky Pinkys and Shoe Fresh as well as eight other products. The Company is also working the conceptual framework of various other products using the zeolite minerals present in its existing product line. This includes the impregnation of zeolites with pesticides, herbicides and fertilizers for use in fields, pastures and gardens as well as chemicals to help eradicate fire ants. The Company is also planning the introduction of at least two new products during the next fiscal year.

 In October, 1995, the Company purchased a production plant containing 103,125 sq. ft. and approximately 3,500,000
 cu. ft. of production, packaging and storage space near its zeolite properties in Oregon. The facility is not subject to any existing mortgages. The Company completed a private placement offering in the early part of fiscal 1998 that was sufficient to equip this facility with crushing, milling, drying, screening, packaging and storage equipment. The construction of the milling facility equipment has been completed and the plant has begun operating. The Company has purchased additional milling equipment that will at least triple the milling facility's capacity when installed. If the
 Company is successful in completing a public stock offering, the Company expects to spend approximately $400,000 for additional equipment; $55,000 on warehouse facilities in Texas; $600,000 for market development of its product line and marketing programs; $250,000 for inventory; $50,000 for repairs and maintenance, and $650,000 for general and administrative, working capital and contingency operations.
 ITEM 7.  FINANCIAL STATEMENTS:



         ORTON & COMPANY
         CERTIFIED PUBLIC ACCOUNTANTSA PROFESSIONAL CORPORATION

50 West Broadway, Suite 1130, Salt Lake City, Utah 84101 . (801)
                     537-7044, fax. (801) 363-0615

                      INDEPENDENT AUDITORS' REPORT


 To the Board of Directors and Stockholders of American Absorbents Natural Products, Inc

 We have audited the accompanying balance sheet of American Absorbents Natural Products, Inc. and subsidiary ( a Utah corporation) ( a development stage company) as of January 31, 1998 and 1997, and the related statements of income, retained earnings, and cash flows for the years then ended and for the period February 9, 1984 to January 31, 1998.
 These financial statements are the responsibility of the Company's management.
  Our responsibility is to express an
 opinion on these financial statements based on our audit.

 We conducted our audit in accordance with generally accepted auditing
standards.   Those standards require that we plan
 and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement
presentation.   We believe that our audit provides
 a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Absorbents Natural Products, Inc. as of January 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended and for the period February 9, 1984 to January 31, 1998 in conformity with generally accepted accounting principles.


 Orton & Company
 Salt Lake City, Utah
 March 7, 1998





















               AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                             AND SUBSIDIARY
                     (A Development Stage Company)

                   Consolidated Financial Statements

                       January 31, 1998 and 1997












 INDEPENDENT AUDITOR=S REPORT



 To the Board of Directors and Stockholders of American Absorbents Natural Products, Inc

 We have audited the accompanying consolidated balance sheet of American Absorbents Natural
 Products, Inc. and subsidiary ( a Utah corporation) ( a development stage company) as of January 31,
 1998 and 1997, and the related consolidated statements of income, retained earnings, and cash flows for the years then ended and for the period  February 9, 1984 to January 31,
1998.   These consolidated
 financial statements are the responsibility of the Company=s management. Our responsibility is to express an opinion on these financial statements based on our audit.

 We conducted our audit in accordance with generally accepted auditing
standards.   Those standards
 require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Absorbents Natural Products, Inc. and subsidiary as of
 January 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended and for the period February 9, 1984 to January 31, 1998 in conformity with generally accepted accounting principles.





 Salt Lake City, Utah
 May 7, 1998

               AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                             AND SUBSIDIARY
                     (A Development Stage Company)
                      Consolidated Balance Sheets
                       January 31, 1998 and 1997

                                 ASSETS

                      January 31,

                                   1998          1997

CURRENT ASSETS

 Cash                                    $             $
                                       24,642         1,078

Accounts receivable (Note 1)                      972        18,144

Prepaid expenses (Note 1)                      89,208        57,208

Inventory (Note 1)                            242,406        99,952



Total Current Assets                          357,228       176,382



PROPERTY AND EQUIPMENT (Note 7)               538,151       214,598



OTHER ASSETS

Mining claims (Note 8)                    5,081,669     5,081,669

Notes receivable (Note 5)                     5,000         5,000

Certificates of Deposits (Note 15)        15,000             -



Total Other Assets                          5,101,669     5,086,669



                                       $     5,997,048$     5,477,649
















                              (continued)
The accompanying notes are an integral part of these financial statements

               AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                             AND SUBSIDIARY
                     (A Development Stage Company)
                Consolidated Balance Sheets (Continued)
                       January 31, 1998 and 1997

                  LIABILITIES AND STOCKHOLDERS' EQUITY

                           January 31,

                                           1998          1997

CURRENT LIABILITIES


Accounts payable and accrued expenses     $        156,915$        49,119

Note payable - related party (Note 9)         179,052       202,385

Note payable (Note 10)                        125,000       125,000



Total Current Liabilities                     460,967       376,504


COMMITMENTS AND CONTINGENCIES (Note 11)


STOCKHOLDERS' EQUITY



Common stock; authorized 50,000,000
common shares at $0.001 par value;
6,210,439 and 5,360,100 shares issued
and outstanding, respectively
                                              6,211         5,361

Capital in excess of par value           8,194,427     7,270,816

Deficit accumulated during the
delopment stage                        (2,664,557)       (2,175,032)




Total Stockholders' Equity             5,536,081     5,101,145



                                   $     5,997,048$     5,477,649


















The accompanying notes are an integral part of these financial statements

               AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                             AND SUBSIDIARY
                     (A Development Stage Company)
                 Consolidated Statements of Operations


                                          From InceptionOn February  9, 1984
                                                              Through
                                                            January 31,
                                     For the Years Ended
                                         January 31,

                                       1998        1997        1998

 REVENUE



 Net Sales                          $        47,472$        69,293$      287,128

 Cost of goods sold                     33,167      48,716      185,857



 Gross Profit                           14,305      20,577      101,271



 EXPENSES

 General and administrative            496,586     467,524    2,685,126

 Depreciation and amortization          15,224      17,615       86,235



 Total Expenses                        511,810     485,139    2,771,361


 Other Income/ (Expense)

     Rent (Note 17)                      7,905           -       7,905

     Interest                              175           -         175



 Net loss before provision for       (489,425)   (464,562)  (2,662,010)
 income taxes



 Provision for income taxes (Note 4)       100         100       2,547



 NET LOSS                           $    (489,525)$     (464,662)$  (2,664,557)



 WEIGHTED AVERAGE LOSS PER SHARE     $           $           $
                                         (.09)       (.09)      (1.29)



 AVERAGE SHARES OUTSTANDING          5,731,102   5,172,860   2,062,475














The accompanying notes are an integral part of these financial statements

               AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                             AND SUBSIDIARY
                     (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity
                              From Inception on February 9, 1984 to January
                                31, 1998
                                    Deficit
Accumulated
                                    Additional
During the
          Common Stock                      Paid-in
Development
       Shares             Amount            Capital
Stage


Balance at Inception-February 9, 1984       -      $  -        $  -       $  -





Issuance of common stock for cash          37,500       38      962      -
(Note 3)


Expenses paid by shareholders for the
years ended January 31, 1990                -        -          518      -


Net loss for the years ended January        -        -        -        (1,618)
31, 1990



Balance, January 31, 1990                  37,500       38    1,480    (1,618)



Issuance of common stock for services     391,000      391    7,429      -
rendered in August 1990



Issuance of common stock in September
1990 for various                           50,000       50  198,890          -
assets from Austin-Young, Inc. (Note 5)



Issuance of common stock for
distribution licenses from Global
Environmental  Industries (GEI) for UT     50,000       50   37,070          -
& WA, September
1990 (Note 3)



Contribution from Austin-Young, Inc.        -        -       13,500      -



Issuance of common stock for services      12,500       12   37,488      -
rendered in October
1990



Net loss for the year ended January         -        -        -       (57,756)
31, 1991



Balance, January 31, 1991                 541,000        541 295,857  (59,374)



Common stock returned in exchange for
common stock of GEI in March 1991        (17,000)     (17) (85,423)          -
(Note 5)



Repurchase of common stock from
Austin-Young, Inc. in                   (338,000)    (338) (64,682)          -
May 1991 (Note 5)



Cancellation of common shares            (20,000)     (20)       20      -



Issuance of common stock for the
purchase of product from                   10,000       10   74,990          -
Steelhead Specialty Minerals in August
1991 (Note 6)


       The accompanying notes are an integral part of these financial statements

               AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                             AND SUBSIDIARY
                     (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Continued)
         From Inception on February 9, 1984 to January 31, 1998

                   Deficit
    Accumulated
                                        Additional
During the
                                    Common Stock               Paid-in
Development
       Shares                              Amount          Capital
Stage

Issuance of common stock for the
purchase of mining claims in              13,214       13   184,987         -
October 1991 (Note 8)



Common stock canceled by                 (20,000)    (20)        20     -
officers/directors in January 1992


Contribution from Austin-Young, Inc.        -        -       17,000     -


Net loss for the year ended January 31, 1992   -     -        -      (93,315)



Balance, January 31, 1992                 169,214      169  422,769 (152,689)



Issuance of common stock for the
acquisition of Geo-                       701,800     702    96,442     -
Environment Services, Inc. in February
1992 (Note 5)



Issuance of common stock for the
purchase of mining claims                 243,000     243  4,859,757    -
in March 1992 (Note 5)



Common stock canceled by officers and
directors in June 1992                   (32,430)    (32)        32     -
(Note 6)



Cancellation of fractional shares due        (21)    -        -         -
to reverse stock split



Contribution by Austin-Young, Inc.          -        -       10,000     -



Issuance of common stock (pursuant to a
repurchase agreement
in May, 1991) to Austin-Young, Inc. for  3,380,000  3,380    61,620         -
relief of debt in July
1992 (Note 5)



Net loss for the year ended January 31, 1993   -     -        -     (136,304)



Balance, January 31, 1993                4,461,563  4,462  5,450,620(288,993)



Issuance of common stock for services
rendered in June 1993                      17,800      18    26,682     -
(Note 6)



Issuance of common stock to
Austin-Young, Inc. in June 1993            12,000      12    35,988     -
(Note 5)



Issuance of common stock for cash          66,667      67   199,936     -
October 1993 (Note 11)



The accompanying notes are an integral part of these financial statements

AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Continued)
From Inception on February 9, 1984 to January 31, 1998

                      Deficit
                                                                    Accumulated
                                      Additional
During the
           Common Stock                  Paid-in
Development
       Shares                           Amount       Capital
Stage

Issuance of common stock as down
payment on building                       6,000        6    29,994     -
October 1993 (Note 5)



Issuance of common stock for services
rendered October 1993                    17,000       17    50,983     -
 (Note 6)


Issuance of common stock for cash        80,072       80   191,321     -
December 1993 (Note 11)


Contribution by Austin-Young, Inc.        -         -       36,000     -



Net loss for the year ended January       -         -        -      (310,862)
31, 1994



Balance, January 31, 1994              4,661,102   4,662   6,021,524   (599,855)



Issuance of common stock for services
rendered February                         6,000        6    29,994     -
1994
(Note 6)



Issuance of common stock for services
Rendered in June 1994 (Note 6)           41,750       42   175,458     -



Issuance of common stock in a private offering  22,500     22  89,978   -



Issuance of common stock for services
rendered in November                     15,000       15    46,235     -
1994 (Note 6)



Contribution by Austin-Young, Inc.        -         -       36,000     -



Net loss for the year ended January       -         -        -      (709,048)
31, 1995



Balance, January 31, 1995              4,746,352   4,747   6,399,189(1,308,903)



Issuance of common stock for services     9,000        9    22,391     -
(Note 6)



Issuance of common stock in a private   214,168      214   394,148     -
offering (Note 11)



Contribution by Austin-Young, Inc.        -         -       36,000     -



Net loss for the year ended January       -         -        -      (401,467)
31, 1996



Balance at January 31, 1996            4,969,520   4,970   6,851,728(1,710,370)


The accompanying notes are an integral part of these financial statements

AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Continued)
From Inception on February 9, 1984 to January 31, 1998

                       Deficit
   Accumulated
                                      Additional
During the
          Common Stock                        Paid-in
Development
       Shares                          Amount       Capital
Stage

Issuance of common stock for cash
in a private offering                  130,960      131   156,729      -
(Note 11)



Issuance of common stock for           259,620      260   262,359      -
services (Note 5 & 6)


Net loss for the year ended             -          -        -       (464,662)
January 31, 1997


Balance, January 31, 1997            5,360,100     5,3617,270,816  (2,175,032)



Issuance of common stock for cash
in a private offering                  582,000    582     729,843      -
   (Note 11) (net of commissions
of $84,575)



Issuance of common stock for           129,784      130   131,782      -
services (Note 6)



Issuance of common stock for
purchase of equipment                   13,555       13    15,236      -
   (Note 6)



Issuance of common stock for cash
pursuant to a stock                   25,000         25     9,350      -
    option plan (Note 16)



Issuance of common stock for
partial redemption of a              100,000      100      37,400      -
   note pursuant to a stock option
plan (Note 16)



Net loss for the year ended             -          -        -       (489,525)
January 31, 1998



Balance, January 31, 1998            6,210,439  $  6,211$8,194,427 $(2,664,557)














The accompanying notes are an integral part of these financial statements


AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows

                                 From Inception    On
                                      February 9,
                 For the Years Ended     1984 ThroughJanuary 31,
                                     January 31,

                                  1998         1997          1998

Cash Flows From Operating
ActivitiesNet loss
Depreciation and
amortization        $(489,525)    15,224 $ (464,662) 17,615 $(2,664,557) 86,235
(Increase) decrease
in receivablesDecrease
(increase) in        17,172       (10,002)   (972)
prepaid expenses                 (32,000)  (21,550)      (77,208)
Decrease (increase)
in inventoryIncrease
(decrease) in payablesLoss
from disposal of fixed
assetStock issued for
services                        (142,454)    9,146     (169,231)
Expenses paid by shareholder      121,963    36,059     170,092
                                        -  1,560         1,560
                                  131,912  262,619       791,701
                                        -  -             149,018







Net Cash Used by Operating Activities (377,708)   (169,215) (1,713,362)



Cash Flows From Investing ActivitiesPurchase of fixed assets
Purchase of product tradenames (323,528)              -     (550,643)
Purchase of note receivable        -                  -      (26,958)
Purchase of certificates of depositOrganization costs    -     (5,000) (5,000)
Purchase/sale of mining         (15,000)              -       (1,524)
development costs                  -                  -      (15,000)
Purchase of mining claims          -                  -         7,920
Sale of licenses                   -                  -      (58,599)
Purchase of stock                  -                  -       150,000
                                   -                  -      (65,000)
                                   -



Net Cash Used by Investing Activities (338,528)     (5,000)   (564,804)



Cash Flows From Financing ActivitiesIssuance of common stock
Issuance of notes payable         739,800       156,860     1,910,423
Principal payments on                   -       144,846       647,210
long-term debt                          -     (127,520)     (254,825)




Net Cash Provided by              739,800       174,186     2,302,808
Financing Activities



Net (Decrease) Increase In Cash    23,564          (29)        24,642


Cash at Beginning of Period         1,078         1,107       -



Cash at End of Period          $        24,642$          1,078$          24,642



The accompanying notes are an integral part of these financial statements

AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)

                                                          From Inception    On
                                                          February 9,
                              For the Years Ended    1984 ThroughJanuary 31,
                                       January 31,

                                      1998       1997         1998

Supplemental cash flow information:



Cash Paid For:
Interest                            $           $          $
Income Taxes                            8,974     18,834        25,359
                                          100        100         2,447






Non-Cash Transactions:
Stock issued for mining claims       $   5,045,000      30,000
Stock issued for down payment on
buildingStock issued for services                         791,701
Stock issued for stock of Geo-Environment
 Services, Inc.                                         -        -
Stock issued for Inventory       131,912       262,619               97,144
Stock issued for assets from                -          -        75,000
Austin-Young, Inc. and                      -          -
Global Environmental Industries                                236,060
   Stock issued for purchase of equipment
   Stock issued for partial          -        -      15,249
redemption of note                       15,249      37,500        -      37,500
                                                       -

























The accompanying notes are an integral part of these financial statements

AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
January 31, 1998 and 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Business Organization
American Absorbents Natural Products, Inc. was incorporated on February 9, 1984 under the laws of the State of Utah and under the name of TPI Land, Inc.
as a wholly-owned subsidiary   of TPI, Inc.
        On September 14, 1990, the Company changed its name to Environmental Fuels,Inc.and began developing its involvement in various phases of the conversion of vehicles tooperating on compressed natural gas. That developing business was sold on April 23, 1991(see Note 3).

    On May 6, 1991, the Company changed its name to Geo-Environmental Resources, Inc. and is now developing its involvement in the distribution of zeolite, a mineral product whichis an absorbent and has many potential uses such as oil and gas well cleanup, shoe and refrigerator freshener, landfill absorption, and other agricultural uses.

        On February 6, 1992, the Company acquired the outstanding stock of Geo-Environment Services,Inc., a wholly owned subsidiary involved in marketing of the zeolite products.
         The transaction wasaccounted for at historical cost in a manner similar to that in pooling of interest accounting for business combinations.

        In June 1995, the Company changed its name to American Absorbents Natural Products,Inc. and the name of its subsidiary to American Absorbents, Inc.
        Principles of Consolidation
        The consolidated financial statements include the accounts of American Absorbents Natural Products, Inc. and its subsidiary American Absorbents, Inc. Collectively, these entities are referred to as the Company. All significant intercompany transactions and accounts have been eliminated.

        Method of Accounting
        The Company recognized income and expenses according to the accrual method ofaccounting.
        Expenses are recognized when performance is substantially complete and income is recognized when earned. Earnings (loss) per share are computed based on the weighted average method. Stock options currently outstanding were not used in calculating earnings per share since the effect would be antidilutive. The fiscal year of the Company ends January 31 of each year.
         The financial
        statements reflect activity from inception, February 9, 1984.

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



               AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                             AND SUBSIDIARY
                     (A Development Stage Company)
             Notes to the Consolidated Financial Statements
                       January 31, 1998 and 1997

 NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Inventories
        Inventories are stated at the lower of cost (FIFO method) or market, and
consist         of the following:

        Finished Goods            $        18,415

        Packaging Products            70,658

        Raw Materials                153,333

                                     $
                                     242,406

        Accounts Receivable
        Accounts receivable are shown net of the allowance for doubtful accounts. This amount was determined to be $0 and $0 at January 31, 1998 and 1997.

        Prepaid Expenses
        Prepaid expenses at January 31, 1998 and 1997 consist of the following:

                                        1998       1997

 Prepaid mining land lease               $       $     17,208
                                        17,208

 Prepaid fees and commissions            52,000    40,000

 Prepaid Purchases                       20,000     -

                                      $     89,208$     57,208

  Mining Claims
 Mining claims are stated at the lower of cost or market, whichever is lower.

 Any costs incurred for the betterment or to increase the expected efficiency of the operations related to the extraction from the Company mining claims are capitalized and charged offto operations over the expected economic life of the claims.

        The Company has adopted SFAS statement #121 which requires a review of any potential for the impairment of value of any long-lived assets. It is he policy of the Company to annually review the future economic benefit of all long- lived assets and to charge off to operationsany potential impairment of value of long-lived assets when applicable.

 NOTE 2 - DEVELOPMENT STAGE ENTERPRISE

        The Company, per FASB Statement No. 7, is properly accounted for and reported as a development stage enterprise. Substantially all of the Company's efforts since its formation have been devoted to establishing its new business. No significant revenue has been earned as ofthe balance sheet date.
        Operations have been devoted to raising capital, purchasing zeolite property and establishing a marketing plan. The Company is currently installing a plant in Oregon and expects to begin full operation during 1998.


               AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                             AND SUBSIDIARY
                     (A Development Stage Company)
             Notes to the Consolidated Financial Statements
                       January 31, 1998 and 1997

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

        In September 1990, the Company acquired four license agreements to distribute the products of Natural Gas Resources, Inc., (NGRI) a wholly-owned subsidiary of Global Environmental Industries, Inc. NGRI was engaged in the business of licensing the operations of compressed naturalgas conversion centers and natural gas refueling stations. NGRI had certain patented products used in the conversion of vehicles from gasoline and diesel to the use of natural gas. Under these license agreements, the Company acquired the right to distribute the products of NGRI in San Antonio, Texas (metropolitan area); Burnet County, Texas; state of Utah; and the state of Washington. On April 23, 1991, the Company sold the license agreements along with stock of Global EnvironmentalIndustries, Inc. and Natural Gas Industries, Inc. for $150,000. All assets were sold at book value and no gain or loss was recognized on the sale.

        In August of 1991 the Company issued 10,000 shares of stock at $7.50 per share forthe rights to two zeolite products of Steelhead Specialty Mineral, Inc. (see Note 9).

        In October 1991 the Company issued 13,214 shares of stock at $14 per share for ining claims in Harney County, Oregon and in March 1992, issued 243,000 shares at $20 per share for additional zeolite mining claims in the same area (see Note 8).

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


                     AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                             AND SUBSIDIARY
                     (A Development Stage Company)
             Notes to the Consolidated Financial Statements
                       January 31, 1998 and 1997

 NOTE 4 - INCOME TAXES (continued)

  Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes"requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at January 31, 1998 and earlier years, and accordingly, no deferred tax liabilities have been recognized for all years.

The Company had cumulative net operating loss carryforwards of approximately
$1,300,000   atJanuary 31, 1998 and $820,000 at January 31, 1997.
No effect has been shown in  the financial statements for the net operating loss carryforwards as the likelihood of future  tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly,the potential tax benefits of the net operating loss
carryforwards, estimated based upon current tax   rates of $440,000
at January 31, 1998 and $278,000 at January 31, 1997 have been offset by valuation reserves of the same amount. The net change in deferred tax asset
and offsetting valuation reserve   amounted to $162,000 for 1998 and
$156,000 for 1997.

        The net operating losses begin to expire in the year 2016.

 NOTE 5 - RELATED PARTY TRANSACTIONS

        The majority of the outstanding shares of the Company are owned by Austin-Young,Inc., a Utah corporation that has its primary office in Austin, Texas. Some individuals are officers and directors in both Austin-Young, Inc. and the Company. During the periods shown, there were several transactions involving the majority shareholder and the Company's officers and directors, as follows:

        August 10, 1990 - Common investment shares of 250,000 were issued to Austin-Young,Inc. and 1,000 shares were issued to two officers and directors of the Company for services rendered.

        August 13, 1990 - Common investment shares of 100,000 were issued to Terry Young, president of the Company, for serving as president. Such shares were subsequently sold to Austin-
        Young, Inc.

        August 13, 1990 - Common investment shares of 5,000 were issued to Susan Young for bookkeeping services. Susan Young was the wife of Terry Young at the time of issuance.


               AMERICAN ABSORBENT NATURAL PRODUCTS, INC.
                             AND SUBSIDIARY
                     (A Development Stage Company)
             Notes to the Consolidated Financial Statements
                       January 31, 1998 and 1997

 NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

        August 17, 1990 - An option was given to Austin-Young, Inc. to purchase an additional 2,000,000 shares (pre-split)(100,000 shares post-split) of stock at the price of one centper share. Also, an option plan was approved which provides that the board of directors is authorized to issue up to 1,000,000 shares (pre-split) (50,000 shares post-split) to current and future employees at a price of one cent per share. None of these options were exercised. These options were later rescinded by the board of directors in July 1993.

        August 17, 1990 - Common investment shares of 12,500 were issued to an officer and director for services.

        September 3, 1990 - 50,000 shares were issued at $3.98 per share to Austin-Young,Inc. in exchange for distributorship license agreements, stock in Global Environmental Industries, Inc. and Natural Gas Industries, Inc., and cash. The assets acquired in the transaction were recorded at historical cost. The Company subsequently transferred 178,000 shares of Global stock back to the original transferor in exchange for 17,000 shares of Company stock. The remaining 200,000 shares of Global stock were sold as part of the transaction which occurred on April 23,1991 (see Note 3).

        May 13,1991 - 3,380,000 shares of common stock were purchased for $65,000 cash from Austin- Young, Inc. and canceled. The Company agreed that Austin-Young, Inc. had the right to repurchase these shares for the same price at any time up to June 1, 1993 (see July, 1992 comment below).

        February 1992 - the Company issued 701,800 shares of common stock at $0.14 per shareto the shareholders of Geo Environment Services, Inc., (now AAI) for their stock. Officers of the corporation were major shareholders of AAI.

        July 1992 - 3,380,000 shares of common stock were issued at $0.02 per share to Austin-Young, Inc. for debt relief of $65,000.

        February 1, 1993 - the Company issued to Austin-Young, Inc. an option to purchase up to 1,000,000 shares of common stock at a price of $3 per share.
This option expires on February 1, 1998, and there have been 12,000 shares exercised to date at a price of $36,000. These options were cancelledin 1997.

        July 27, 1993 - the Company issued an option to the employees, officers and directors to purchase up to a maximum of 250,000 shares of common stock at a price of $3 per share. This option was canceled on June 5, 1995.

        October 8, 1993 - 6,000 shares of stock were issued at $5 per share to Susan Young as down payment on the purchase of a building.

        During 1994, Austin-Young, Inc. issued several promissory notes to the Company to cover cash shortages. Total promissory notes issued was $61,424. (See Note 10)


               AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                             AND SUBSIDIARY
                     (A Development Stage Company)
             Notes to the Consolidated Financial Statements
                       January 31, 1998 and 1997

 NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

        In June 1995, the Company adopted a 1995 stock option plan for the employees,officers and directors to purchase up to 1,000,000 shares of common stock at market price.

The options expirein seven years from the date of offer. The Company is leasing its office space from a related party pursuant to a 60 month lease agreement dated July 30, 1996 on a month to month basis at $1,900 per month.

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

        In 1997, the Company was required to pay a balloon payment due on its warehouse in September, 1996. Instead of finding long term funding through a mortgage company, Austin-Young, Inc., the majority shareholder provided $125,000 in certificates of deposit for collateral on a one year note of $125,000 provided by a local bank to pay the balloon payment. The note was due in September,1997 (See Note 10), but has been extended to 1998.

        In 1997, the Company issued 16,751 shares of stock to Austin-Young, Inc. for rent for the use of office space. Total rent for fiscal year 1997 was $13,000. The office space is rented pursuant to a 60 month lease agreement.
In 1998, the Company paid cash for use of office space. Total rent paid in 1998 was $22,800.

        In 1997, the Company contracted with American Crisis Publishing
(a wholly owned subsidiary of Austin-Young, Inc.) to provided $40,000 (40,000 shares of common stock) of future "mail out" services for company literature and future advertising promotions. American Crisis Publishing specializes in "the creation and preparation of booklets and mailouts for the dissemination of information to the public." The services have not yet been performed and is classified as a prepaid expense at January 31, 1998.

        In 1997, the Company purchased for $5,000 from Austin-Young, Inc.
a $20,000 note   receivable from a former officer and director for the purchase of common stock. The note was discounted due to the poor probability of collection. The Company intends to make a demand for payment on the note or cancel the shares that were issued under the note. In 1998, the Company filed suit to cancel the shares.

        In January, 1997, the Board of Directors approved a compensation package for David Redding, President, at $7,000 per month, $3,500 cash and $3,500 in stock until the Company could compensate entirely with cash. In 1998, the cash compensation increased to $5,000 per month withan equal reduction in stock compensation.

               AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                             AND SUBSIDIARY
                     (A Development Stage Company)
             Notes to the Consolidated Financial Statements
                       January 31, 1998 and 1997

 NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

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

               AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                             AND SUBSIDIARY
                     (A Development Stage Company)
             Notes to the Consolidated Financial Statements
                       January 31, 1998 and 1997

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

  In 1998, 129,784 shares (82,449 related party) were issued at an average price of$1.02 per share for services rendered.

  In 1998, 13,555 shares were issued at an average price of $1.125 for the purchase of equipment.

        All nonmonetary transactions, with related parties and non related parties, transacted with stock of the Company were measured either at the estimated fair value of the stock being issued (stock market quotations) or fair value of goods or services being rendered, whichever was more readily measurable.

 NOTE 7 - PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

                                          January 31,

                                        1998         1997

        Plant                       $          279,327$      244,978

        Machinery and equipment          263,510      10,582

        Mining site improvements          51,500      -

        Accumulated depreciation              (56,186)  (40,962)

                                    $          538,151$      214,598

Machinery and equipment is depreciated on the straight-line method over the estimated useful lives of five to seven years. Plant is being depreciated over the estimated useful life of 20 years.
Depreciation expense is $15,224 and $14,365 for the years January 31, 1998 and 1997respectively.

In the past, the Company had agreements with various vendors to do the mining and milling of its zeolite mineral and products; this has resulted in minimal investment in machinery and equipment.
        During 1997-1998, the Company has began construction of a new milling and packaging plant inBurns, Oregon. The plant will be operational during 1998.

        In October, 1995, the Company purchased from a defunct logging operation, a 103,125 square foot building containing approximately 3,500,000 cubic feet of milling, packaging and inventory storage space for a cash price of $65,000. The building is to be used to house the Company's zeolite milling operations in Oregon.

               AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                             AND SUBSIDIARY
                     (A Development Stage Company)
             Notes to the Consolidated Financial Statements
                       January 31, 1998 and 1997

 NOTE 7 - PROPERT AND EQUIPMENT (Continued)

        The Company has completed approximately $34,000 worth of repairs that needed to be made to the building and has installed approximately $250,000 of mining and milling equipment.

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

        In December 1991, the Company acquired an additional 203 zeolite mining claims an the Harney County, Oregon region. A geological study was conducted and reserves were estimated at over 477,600,000 tons. The value per ton was also estimated based on mining costs and market value of other companies in the industry. The reserves were then discounted 99 1/2% and a value was determined to be approximately $4,800,000. Stock was then issued at market price to equal the value given to the claims.

         To date no depletion has been taken on any of these claims. Depletion of these assets will begin once material mining operations on these claims begins.

 NOTE   9 - RELATED PARTY NOTES PAYABLE

 The notes payable-related party consist of advances from Austin-Young, Inc., a major shareholder of the Company. The balances are as follows:

                                   January31,

                                 1998      1997

 Notes payable -
 Austin-young, bearing

 interest at 7% and payable
 on demand.

 Unsecured.                    $    179,052$   202,385

AMERICAN A          BSORBENTS NATURAL PRODUCTS, INC.
                             AND SUBSIDIARY
                     (A Development Stage Company)
             Notes to the Consolidated Financial Statements
                       January 31, 1998 and 1997

 NOTE 10- NOTES PAYABLE

        Notes payable consist of the following:

                                    January 31,

                                  1998       1997

   Note payable to a bank,
 bearing interest

   at 8.5%, due August,
 1998. Secured

   by $125,000 CD's (see         $    125,000$  125,000
 Note 5)



 Total interest expense for
 1998 was $23,141.

 NOTE 11 - PRIVATE PLACEMENT OF COMMON STOCK

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

       On July 5, 1994, 22,500 shares of common stock were issued at $4 per share in Regulation D private stock offering.

         In 1996, the Company issued 214,168 shares of common stock in a Regulation D private placement for total consideration of $394,362.

         In 1997, the Company issued 130,960 shares of common stock in a Regulation D private placement for total consideration of $156,860.

         In 1998, the Company issued 582,000 shares at an average price of $1.40 in three separate private placements. One private placement was with a foreign customer that purchased 80,000 shares for $100,000.

         The first private placement was sold in blocks of 4,000 shares (minimum investment) at $1.25 per share with a royalty that pays from the gross tonage of production from the zeolite claims in Oregon, once under production. The royalty pays $3 per ton per minimum investment on 6,000 tons of zeolite mined and sold. Total royalties paid per minimum investment will be $18,000.

         The second private placement was sold in blocks of 4,000 shares (minimum investment) at $2.50per share with a similar royalty that pays $2.00 per ton per minimum investment. Total royalties paid per minimum investment will be $20,000 (10,000 tons).

         The Company sold 432,000 shares under the first private placement ($540,000) and 70,000 shares under the second private placement ($175,000). The second private placement is ongoing while the first private placement has been closed.

               AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                             AND SUBSIDIARY
                     (A Development Stage Company)
             Notes to the Consolidated Financial Statements
                       January 31, 1998 and 1997

   The royalty will be paid simultaneously ($5.00 per ton) to the shareholders proportionately once the zeolite has been mined and sold. The company may increase the amount of the royalty payment to any holder of the royalty right above the specified dollar per ton royalty, but in no event will the total royalty payment exceed the maximum per investment. The increase in the royalty amount paid would only decrease the time limit in which the holder of a royalty right would receive the total royalty amount. Royalty payments will be made quarterly after the Company has made its quarterly financial statement filings with the Securities and Exchange Commission and determined the total tonnage that has been mined, milled and sold during the reporting quarter.

 NOTE 12 - ECONOMIC DEPENDENCY

         During the current fiscal year, the Company has developed an overseas customer that provided 31% of the years sales volume. Two other customers had 11% each of sales volume.

 NOTE  13 - USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

         The preparation of financial statements in conformity with generally accepted accounting principlesrequires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets, liabilities and earnings involve extensive reliance on management's estimates. Actual results could differ from those estimates.

 NOTE 14 - FAIR VALUES OF FINANCIAL INSTRUMENTS

         The following listing of the estimated fair value of financial instruments is madein accordance withthe requirements of SFAS No. 107, "Disclosure About Fair Value of Financial Instruments".
The carrying amounts and fair value of the Company's financial instruments at January 31, 1998 and 1997 are as follows:

           January 31, 1998   January 31, 1997

                         Carrying Amounts Fair Carrying Amounts Fair
                                   Values              Values


         Cash and Cash Equivalents$  24,642$ 24,642$   1,107$  1,107

         Notes Payable IncludingCurrent Maturities
                             304,052  304,052   327,385   327,385


The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

  Cash and Cash Equivalents
   The carrying amounts reported on the balance sheet for cash and cash equivalents approximate their fair value.



                    AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                             AND SUBSIDIARY
                     (A Development Stage Company)
             Notes to the Consolidated Financial Statements
                       January 31, 1998 and 1997

 NOTE 14 - FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

         Notes Payable
         The fair values of notes payable are estimated using discounted cash flow analyses based on the Company's incremental borrowing rate as the discount rate.

         NOTE 15 During 1998, the Company was required to place a $15,000 bond to insure the reclamation of any mining done on the mining claims in Oregon. The Company has placed $15,000 in certificates of deposits as pledge against any reclamation work that has to be done after mining operations have ceased. The mining operations will continue for some time and the certificates will not be useable as working capital for a number of years. The interest earned on the certificates are directly deposited to the Company's account.

         NOTE 16 During the year, the Company approved a stock option plan to the officers and directors of the Company. A total of 250,000 options to purchase 250,000 shares were offered at a price of $.375 (the market price at the time of offering). The options expire on June 17, 2004. During the year,125,000 options were exercised at the option price of $.375 for total consideration of $46,875 ($9,375 cash and $37,500 in relief of debt).

         NOTE 17 The Company has leased out a portion of its warehouse in Austin, Texas to another individual for $880 per month. The lease is month to month.


  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

 There were no changes in or disagreements with the independent certified public accountants relating to accounting principles or practices, financial statement disclosure or auditing scope or procedure in any of the three most recent fiscal years of the Company.



                              PART III


 ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                 COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT:


                                                 SERVED AS
                     POSITIONS WITH THE         DIRECTOR OR
        NAME              COMPANY          AGE  OFFICER SINCE



 Terry L. Young    Chairman of the         51       1990
                   Board, Chief
                   Executive Officer, Director



 David W. Redding  President, Chief        49       1993
                   Financial Officer,
                   Assistant Secretary, Treasurer,Director




 William C. Branch Director                45       1995



 Nicholas N. WentworthDirector             63       1998



 James R. Toney    Vice President of Production  49    1998



 Kimberly A. Love  Corporate Secretary     35       1995

 Directors and officers are elected annually on the date of the annual meeting of shareholders to serve until the earlier of the next annual shareholders' meeting date or the date on which their services to the Company cease.

 Terry L. Young became a director of the Company in 1990. He has served as Chairman of the Board of Directors of the
Company from 1991 to present. Mr. Young has also served as President of the Company from August 1990 until May
1991, and from June 1992 to December 1993. Mr. Young has been the Chief Executive Officer of the Company since
1990. He is also President and a director of Austin Young, Inc., the major stockholder of the Company, and is Chairman and Chief Executive Officer of American Absorbents, Inc., the wholly owned subsidiary of the Company. He served in the United States Military from 1968 to 1971 when he received an honorable
discharge.   Beginning in the early 1970's
he became involved in real estate development and continues to be involved
now.   Mr. Young has also been involved
in corporate development and has worked in the development of several
companies.   Mr. Young received an associate
degree in business from San Antonio College in 1967 and attended the University of Texas at Austin for two years. Age
51.

 David W. Redding became a director of the Company in 1993. He has served as President of the Company since
February 1997. He has served as Chief Financial Officer, Executive Vice President and Treasurer of the Company since
November 1993. He has also served as Assistant Secretary of the Company since December 1994. Mr. Redding is also
Chief Financial Officer, Treasurer, Secretary and a Director of American Absorbents, Inc., the wholly owned subsidiary
of the Company.    From May 1988 until November 1993, he was self-employed
providing  tax, management and
financial services. From November 1978 until May 1988 he was Chief Financial Officer, Executive Vice President,
Secretary, Director and a member of the Executive Committee of ASK Corporation, a publicly held, NASDAQ National
Market listed company engaged in manufacturing and marketing of alternative energy equipment in the emerging solar energy industry. He was nominated for and accepted for inclusion in Who's Who Worldwide in Business in 1993 and
International Who's Who of Professionals in 1997. He received a bachelors degree in business and accounting from the University of Texas at Austin in 1974. Age 49.

William C. Branch became a director of the Company in June 1995. He was President and Chief Executive Officer of
Charles P. Davis Hardware, Inc. from 1978 until 1982 when the business was sold to Handyman, Inc. in San Diego,
California. Following a period of retirement, he became the Chairman of the Board and President of Branch
International, Inc., operating Branch Travel and has served in that capacity from 1985 until present. Mr. Branch attended and received an AA degree from Marion Military Institute, Marion, Alabama, in 1973. He received a BS degree in International Business from The American College, Leysin, Switzerland, in
1977.   After that, he pursued graduate
studies in International Business at the International Business Institute in
Switzerland.   Mr. Branch spends less than 10%
of his time involved with Company business.  Age 45.

Nicholas N. Wentworth has served as a director of the Company since January
1998.   Mr. Wentworth was president of
Investment Advisors Incorporated, a Houston, Texas based investment counseling firm with individual and institutional clients before retiring in 1996 after 28 years with the firm. He held various management positions with the firm including president of a no-load mutual fund specializing in small to medium sized capitalization companies, economist and chief investment officer of fixed income. He is a Chartered Financial Analyst and a Chartered Investment Counselor
and is a past president of the Houston Society of Financial Analysts. Prior to joining Investment Advisors Incorporated he work for Underwood, Neuhaus and Company providing institutional research and portfolio management for non-
discretionary accounts managed by the firm. Early in his career, Mr. Wentworth worked in the corporate offices of Gulf
Oil Corporation as a member of the crude oil and product supply department, for Texas Eastern Transmission
Corporation as a member of the treasurer's staff working with investment bankers in long and short term borrowings and for Funds Incorporated as their analyst in energy and regulated
industries.   He served in the United States Army
Finance Corps and holds a Bachelor's and Master's degree in Business Administration from Babson College in
Wellesley, Massachusetts.  Age 63.

James R. Toney has served as Vice President of Production of the Company since February 1998. Mr. Toney served as the maintenance and operations superintendent of the ore preparation plant and the milling operations for Calaveras
Asbestos, Ltd. from April, 1976 to December, 1990, when the operations were acquired by Sanifill, Inc. After the acquisition by Sanifill, Inc. he served as the operations manager for California Asbestos Monofill, a subsidiary of Sanifill,
Inc. until February, 1998. Mr. Toney served three years in the United States Marine Corps from 1967 to 1970 when he received an honorable discharge. He attended Diablo Valley College and Columbia College in California. Age 49.

Kimberly A. Love has served as secretary of the Company since October 1995. From September 1992 until October
1995, she was the owner of Harvest Company, a company specializing in the harvesting and selling of timber to companies such as Champion Corporation, Louisiana Pacific and Kirby
Industries.   From July 1990 until September
1992, Ms. Love worked for Baker Oil Tools in Houston, Texas as a departmental specialist, where she assisted in budget analysis and planning for the manufacturing department. She also has experience as a market manager for F.M.I. and B.D.S. in California, marketing new products for companies such as R.J. Reynolds and other consumer products marketing companies in various industries. She attended Southwest Texas State University, San Marcos, Texas for two years. Age 35.


ITEM 10.  EXECUTIVE COMPENSATION:

The following table sets forth the aggregate remuneration paid or accrued for the fiscal years ended January 31, 1996, 1997 and 1998, as to each officer of the Company whose aggregate remuneration exceeds $100,000, and as to the aggregate remuneration of all officers as a group:

                  ANNUAL COMPENSATION (1)LONG-TERM COMPENSATION

                                                AWARDS
                                                PAYOUTS




                                        RESTRICTED STOCKAWARDS
 NAME AND OTHER ANNUALCOMPENSATION    ($)  ($)OPTIONS/ SAR'S LTIPALL OTHER
 PRINCIPAL SALARY($)BONUS($)              (#)  PAYOUTS  ($)COMPENSATION   ($)
 POSITIONS   YEAR

 Terry L. Young,CEO
             1996  -0-   -0-     -0-      -0-    -0-    -0-     -0-

             1997  -0-  7,000    -0-    56,500   -0-    -0-     -0-

             1998 60,000 -0-     -0-     7,188 100,000  -0-     -0-


 All
 Officers    1996 44,7141,000    -0-      -0-    -0-    -0-     -0-
 as a
 Group (3 persons)

             1997 64,8007,000    -0-    106,592  -0-    -0-     -0-
 (3 persons)

             1998 143,400 -0-    -0-    46,325 225,000  -0-     -0-
 (3 persons)

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

 The Company does not have any pension, retirement, deferred compensation or similar plan for its officers, directors or employees. It does have an incentive stock option plan for its officers, directors, employees and other persons who perform substantial services for or on behalf of the Company. The 1995 Stock Option Plan provides for the granting of options on a maximum of 1,000,000 shares of the Company's common stock (which number is subject to adjustments in the event of stock dividends, stock splits and other similar events). The 1995 Stock Option Plan is administered by the Board of Directors , or, at its option, a duly authorized committee of the
Board.   Options may be granted at the
 market bid price of the common stock at the time of issuance and can be exercised by the payment of cash, surrender of shares of common stock of the Company equivalent to the option exercise price or through a reduction in the number of shares received pursuant to the option exercise equivalent to the amount of the option exercise price. The term of any option granted may extend for seven years from the date of grant. On June 17, 1997 the following options were granted pursuant to the 1995 Stock Option Plan to Officers and Directors at the closing bid price of the common stock:

                 OPTION/SAR GRANTS IN LAST FISCAL YEAR
                          (INDIVIDUAL GRANTS)

                           PERCENT OF TOTALOPTIONS/SARS
                            GRANTED TO
                OPTIONS/SARS  GRANTEDEMPLOYEES INEXERCISE ORBASE PRICE
                    (#)     FISCAL YEAR   ($/SH)
 NAME                                              EXPIRATION DATE

 Terry L.         100,000       40         0.375    June 17, 2004
 Young, CEO

 David W. Redding  100,000      40         0.375    June 17, 2004

 William C. Branch  25,000      10         0.375    June 17, 2004

 Kimberly A. Love  25,000       10         0.375    June 17, 2004

 Currently, directors do not receive any cash compensation for serving in their roles as directors of the Company.

 The following table sets forth the aggregated option/SAR exercises in the last fiscal year and the fiscal year-end option/SAR values:

        AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                        FY-END OPTION/SAR VALUES

NUMBER OF    VALUE OF
SHARES UNEXERCISEDOPTIONS/SARSAT FY-END
(#)EXERCISABLE/UNEXERCISABLE  UNEXERCISED
                 ACQUIRED                           IN-THE-MONEY
                    ON        VALUE                 OPTIONS/SARS
                 EXERCISE    REALIZED              AT FY-END ($)
      NAME         (#)         ($)                  EXERCISABLE/
                                                   UNEXERCISABLE

 Terry L.        100,000      75,000       -0-          -0-
 Young, CEO

 David W. Redding    -0-       -0-      100,000 E     112,500

 William C. Branch   25,000   21,875       -0-          -0-

 Kimberly A. Love    -0-       -0-      25,000 E       28,125

 On June 17, 1997, Austin Young, Inc. returned to the Company for cancellation, an option it held to purchase 988,000 shares of common stock. On January 21, 1998, when the bid price on the common stock in the public market was
 $1.125, Terry L. Young exercised the option he held to purchase 100,000 shares of common stock by reducing the amount of the note payable from the Company to Austin Young, Inc. by $37,500 and on January 23, 1998, when the bid price on the common stock in the public market was $1.25, William C. Branch exercised the option he held to purchase
 25,000 shares of common stock by issuing a check to the Company for $9,375.


 ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

 The following table sets forth certain information furnished by the following persons concerning the common stock ownership as of March 31, 1998, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the common stock; (ii) all directors and executive officers;
(iii)  directors and executive officers of the
 Company as a group:


NAME AND ADDRESS    NUMBER OF SHARESOF COMMON
STOCKCOMMON STOCK SUBJECT TO OPTIONS OR
   OF BENEFICIAL OWNER                      WARRANTS    PERCENT OF CLASS




 Austin Young, Inc.        3,182,403          -0-        47.03
 3800 Hudson Bend Rd.
 Austin, TX 78734



 Terry L. Young            3,182,403          -0-        47.03
 3800 Hudson Bend Rd.
 Austin, TX 78734



 David W. Redding           272,620         100,000       5.43
 3800 Hudson Bend Rd.
 Austin, TX 78734



 William C. Branch          232,662           -0-         3.44
 3800 Hudson Bend Rd.
 Austin, TX 78734



 Nicholas N. Wentworth       5,000            -0-         0.07
 3800 Hudson Bend Rd.
 Austin, TX 78734



 James R. Toney              6,500            -0-         0.10
 3800 Hudson Bend Rd.
 Austin, TX 78734



 Kimberly A. Love            15,026          25,000       0.59
 3800 Hudson Bend Rd.
 Austin, TX 78734



 Officers and Directors    3,714,211        125,000      55.71
 as a Group (6 Persons)

 1) Unless otherwise indicated, the second column reflects amounts as to which the beneficial listed in the first column has sole voting power and sole investment power.

 2) The total number of shares of common stock outstanding as of March 31, 1998, was 6,766,512. Option shares to each named director or officer, which are not currently outstanding but which are subject to option exercise, are deemed to be outstanding for the purpose of computing that director's or officer's percentage of ownership of outstanding shares of common stock, but are not deemed to be outstanding for computing the percentage of common stock owned by any other person.

 3) Austin Young, Inc. is approximately 90% controlled by Terry L. Young, its Chairman and CEO. Mr. Young is a
 director, officer and 47.03% controlling shareholder of the Company through his control position in Austin Young, Inc.
 Of the shares set forth above, 47,000 are held in brokerage accounts in the name of Austin Young, Inc.

 4) Of the shares set forth above for Terry L. Young, 2,922,091 are owned of record by Austin Young, Inc., a corporation
 controlled by Mr. Young;   47,000 are held in brokerage accounts in the name
of  Austin Young, Inc.;  85,598 are held
 in the name of Mr. Young;  100,000 are held in the name of Terry L. Young and
Austin  Young, Inc.;   3,500 are owned
 of record by the spouse of Mr. Young; 4,214 are held in the name of Kim E. Coleman as custodian for Gretchen
 Coleman, and, 20,000 are owned of record by the children of Mr. Young.

 5) Of the shares set forth above for David W. Redding, 235,313 are held in the name of David W. Redding; 27,000 are held in the name of David W. Redding for the benefit of family members, and, 500 are owned of record by the spouse of Mr. Redding.

 6) Of the shares set forth above for William C. Branch, 177,189 are owned of record by Mr. Branch, 29,000 are owned of record by Mr. Branch as custodian for the Charles P. Davis Trust and 26,473 are held of record by Mr. Branch as custodian for family members.



 ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

 Austin Young, Inc. is the major stockholder of the Company, beneficially owning 3,182,403 shares, or approximately
 47.03% of the common stock at March 31, 1998, which amount includes the shares beneficially owned by Austin Young,
 Inc. as described above. Austin Young, Inc. is controlled by Terry L. Young, the Chief Executive Officer, Chairman
 and controlling shareholder of the Company. Austin Young, Inc. is a publicly held Texas corporation which operates as a real estate developer principally in the Austin, Texas, area. It also owns a publishing company, American Crisis
 Publishing, Inc., which publishes drug and alcohol abuse literature, educational books and magazines for ages 5 through adult, and coloring books for children ages one through four. Mr. Young owns approximately 90% and the public shareholders own approximately 10% of the outstanding common stock of Austin Young, Inc.

 In February 1993 the Company issued to Austin Young, Inc. a five-year option to purchase up to 1,000,000 shares of common stock at an exercise price of $3.00 per share. On June 16, 1993, Austin Young, Inc. exercised its option to purchase 12,000 shares. On June 17, 1997, Austin Young, Inc. returned the remaining 988,000 options to the Company for cancellation.

 Austin Young, Inc. furnishes to the Company the office space and some equipment currently used by the Company pursuant to a 5-year lease dated July, 1996, for a monthly lease rate of $1,900.

 Austin Young, Inc. has advanced funds to the Company from time to time for operating expenses. At January 31, 1998, the Company owed approximately $179,052 in principal to Austin Young, Inc., which amount was evidenced by a promissory note bearing interest at 7% per annum and due on demand. The note payable to Austin Young, Inc. was reduced by $37,500 on January 21, 1998, when Mr. Young exercised an option he held to acquire 100,000 shares of common stock at $0.375 per share. In addition, Austin Young, Inc. has pledged $125,000 in CD's against a $125,000 note payable to a bank relative to the Austin warehouse facility. Austin Young, Inc. receives no compensation for the use of its CD's as collateral on the note.



 ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K:


                                                                        Page
 (a)   (1)   The following financial statements are included in Part II, Item 7:

                    Report of Independent
Auditors..............................................................  12

                     Financial Statements:

                         Consolidated Balance Sheets - January 31, 1998 and
1997...................................         17

                         Consolidated Statements of Operations - Years ended
January  31, 1998,
                              and
1997........................................................          19

                         Consolidated Statements of Stockholders' Equity
(Deficit)  - From inception
                               on February 9, 1984 to January 31,
1998........................................................          20

                         Consolidated Statements of Cash Flows - Years ended
January  31, 1998
                                and 1997 and from inception on February 9,1984
to  January 31, 1998.........         24

                         Notes to Consolidated Financial
Statements.........................................................           26

       (2) There are no financial schedules for the years ended January 31, 1998 and 1997, submitted herewith. Registrant is exempted from filing such schedules because of its
                   Form SB-2 Registration Statement filing.

        (3) The following exhibits for the years ended January 31, 1998 and 1997, and from inception on February 9, 1984 to January 31, 1998 are submitted herewith:

                           Exhibit 11 - Computation of Per Share Earnings
(Loss)........................................       44

                           Exhibit 21 - Subsidiary of the
Registrant.............................................       45

                           Exhibit 23 - Consent of Experts and
Counsel........................................................        46

  All other exhibits are omitted since the required information is included in the financial statements or notes thereto, or since the required information is either not present or not present in sufficient amount.


 (b) There were no reports filed on Form 8-K during the last quarter of the period covered by this report.



                              SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AMERICAN  ABSORBENTS NATURAL PRODUCTS , INC.

  By:
__________s/Terry  L. Young____________________________

Terry  L. Young, Chairman of the Board

and  Chief Executive Officer

 Date:  May 13, 1998



 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in their capacities and on the dates indicated.


       SIGNATURE                    TITLE               DATE



          s/Terry L. Young  Chairman, Chief         May 13, 1998
                            Executive Officer

 Terry L. Young             and Director





           s/David W. ReddingPresident, Chief       May 13, 1998
                            Financial Officer,

 David W. Redding           Principal Accounting Officer,

                            Assistant Secretary,
                            Treasurer and

                            Director





            s/William       Director                May 13, 1998
 C. Branch

 William C. Branch





                            Director                May 13, 1998
 s/Nicholas N. Wentworth

 Nicholas N. Wentworth












               AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
  EXHIBIT 11 - STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS (LOSS)



                               From Inception    on
                               February 9,1984 Through January
                                  31,
 For the Years Ended January 31,


 Primary and Fully Diluted:      1998     1997        1998



 Average Shares Outstanding   5,731,102   5,172,860 2,062,475



 Net Loss             $ (489,525)     $ (464,662)  $ (2,664,557)



 Earnings (Loss)        $ (0.09)       $ (0.09)     $ (1.29)
 Per Share



































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









































               AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
              EXHIBIT 23 - CONSENT OF EXPERTS AND COUNSEL





                          ACCOUNTANT'S CONSENT



 We hereby consent to the use of our audit report of American Absorbents Natural Products, Inc. dated March 7, 1998 for the year ended January 31, 1998 in the 10-KSB Annual Report.




 Orton & Company
 May 8, 1998
 Salt Lake City, Utah