Form 10QSB
period 1998-04-30
AMERICAN ABSORBENTS NATURAL PRODUCTS INC
filed 1998-06-16
CIK 914553

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549
                              FORM 10-QSB

OMB Approval                                    Expires:  Approval Pending
OMB Number: xxxx-xxxx                           Estimated Average Burden Hours
Per Response: 1.0

      (Mark One)
X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
   For the quarterly period ended April 30, 1998
   Transition report under Section 13 or 15(d) of the Exchange Act
   For the transition period from        to      .

   Commission file number 0-23356

               AMERICAN ABSORBENTS NATURAL PRODUCTS, INC
             (Name of Small Business Issuer in Its Charter)

             Utah                             87-0421089.
  (State or Other Jurisdiction
  of Incorporation or Organization)     IRS Employer Identification


          3800 Hudson Bend Road, Ste. 300, Austin, Texas  78734.
         (Address of Principal Executive Offices)       (Zip Code)


                                512-266-2481.
          (Issuer's Telephone Number, Including Area Code)
__________________________________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                            Report)

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


                 APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: April 30, 1998----6,863,350 ($0.001 par value) common shares.




                                PART I
                        FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The following interim consolidated financial statements as of April 30, 1998 and for the three months and quarter then ended, are unaudited, but in the opinion of managment, have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with those of the annual audited financial statements and in conformity with the instructions provided in Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete audited financial statements. Such interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which management considered necessary for a fair presentation of the financial position and the results of operations for the quarters presented. The results of operations for the quarters presented are not necessarily indicative of the results to be expected for the year ending January 31, 1999. The interim consolidated financial statements should be read in connection with the audited consolidated financial statements for the year ended January 31, 1998.


              AMERICAN ABSORBANT NATURAL PRODUCTS, INC.
                            AND SUBSIDIARY
                    (A Development Stage Company)
                  Consolidated Financial Statements
                      For the Three Months Ended
                       April 30, 1998 and 1997
                             (Unaudited)



                                INDEX

PART I. FINANCIAL INFORMATION                        PAGE NUMBERS

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)                  4

        CONSOLIDATED BALANCE SHEETS AT APRIL 30,         4-5
        1998 AND JANUARY 31, 1998

        CONSOLIDATED STATEMENT OF OPERATIONS FOR          6
        THE THREE MONTHS AND QUARTERS
        ENDED APRIL 30, 1998

        CONSOLIDATED STATEMENTS OF STOCKHOLDERS'         7-10
        EQUITY FROM INCEPTION ON
        FEBRUARY 9, 1984 THROUGH APRIL 30, 1998

        CONSOLIDATED STATEMENT OF CASH FLOWS FOR        11-12
        THE THREE MONTHS ENDED
        APRIL 30, 1998 AND 1997

        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS    13-17

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF         18-21
        FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS

PART II.OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                 21

ITEM 2. CHANGES IN SECURITIES                             21

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                   22

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
        SECURITY-HOLDERS                                  22

ITEM 5. OTHER INFORMATION                                 22

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                  22

        SIGNATURES                                        23





              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                            AND SUBSIDIARY
                    (A Development Stage Company)
                     Consolidated Balance Sheets
                 April 30, 1998 and January 31, 1998
                             (unaudited)

                                ASSETS

                                  April 30,      January 31,
                                    1998          1998

CURRENT ASSETS
Cash                                $  306,138     $  24,642
Accounts receivable                      8,121           972
Prepaid expenses                        81,833        89,208
Inventory                              288,426       242,406

Total Current Assets                   684,518       357,228

PROPERTY AND EQUIPMENT                 726,847       538,151

OTHER ASSETS
Mining claims                         5,081,669     5,081,669
Notes receivable                          5,000         5,000
Certificates of deposit                  15,000        15,000

Total Other Assets                     5,101,669     5,101,669
                                    $  6,513,034  $  5,997,048


The accompanying notes are an integral part of these financial statements



              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                            AND SUBSIDIARY
                    (A Development Stage Company)
               Consolidated Balance Sheets (Continued)
                 April 30, 1998 and January 31, 1998
                             (unaudited)

                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                        April 30,       January 31,
                     [S]                   [C]        [C][C]
                                          1998          1998

CURRENT LIABILITIES

Accounts payable and accrued expenses   $ 22,893       $ 156,915
Note payable-related party               100,000         179,052
Note payable                             147,655         125,000

Total Current Liabilities                270,548         460,967

COMMITMENTS AND CONTINGENCIES (See Notes)

STOCKHOLDERS' EQUITY

Common stock; authorized 50,000,000
common shares at $0.001 par value;
6,863,350 and 6,210,439 shares issued
and outstanding, respectively              6,864            6,211
Capital in excess of par value         9,049,975        8,194,427
Deficit accumulated during the
development stage                    (2,814,353)        (2,664,557)

Total Stockholders' Equity             6,242,486          5,536,081

                                    $  6,513,034       $  5,997,048
[/TABLE]


The accompanying notes are an integral part of these financial statements



              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                            AND SUBSIDIARY
                    (A Development Stage Company)
                Consolidated Statements of Operations
                       April 30, 1998 and 1997
                             (unaudited)



                                Three Months  Three Months      From Inception
                                    Ended        Ended       (February 9, 1997
                                 Apr.30,1998  Apr. 30, 1997   to Apr. 30, 1998

REVENUES

Net sales                        $     4,548     $   31,553  $   291,676
Costs of goods sold                    3,254         27,146      189,111

Gross Profit                           1,294          4,407      102,565

EXPENSES

General and administrative           141,558         126,315    2,826,684
Depreciation and amortization         11,865           3,697       98,100

Total  expenses                      153,423         130,012     2,924,784

Other Income/ (Expense)

Rent                                   2,148           -0-          10,053
Interest                                 185           -0-             360

Net Loss before provision
for Income taxes                     (149,796)    (125,605)     (2,811,806)

Provision for Income taxes                -0-          -0-           2,547

Net loss                        $    (149,796)  $ (125,605)    $ (2,814,353)

Weighted average loss per share         (.02)        (1.31)           (.02)

Average shares outstanding           6,863,350    5,533,229        2,140,475

The accompanying notes are an integral part of these financial statements




              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                            AND SUBSIDIARY
                    (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity
         From Inception on February 9, 1984 to April 30, 1998
                             (unaudited)

                                                                       Deficit
                                                                   Accumulated
                                                       Additional   During the
                              Common Stock              Paid-in    Development
                              Shares         Amount    Capital         Stage


Balance at Inception-
February 9, 1984                   -          $   -        $  -       $  -

Issuance of common stock
for cash                      37,500              38          962         -

Expenses paid by shareholders
for the years ended January
31, 1990                           -                -        518         -


Net loss for the years
ended January 31,1990              -                -        -        (1,618)

Balance, January 31, 1990       37,500            $38      $ 1,480   $ (1,618)

Issuance of common stock for
services rendered in August
1990                            391,000           391        7,429      -

Issuance of common stock
in September 1990 for various
assets from Austin-Young, Inc.   50,000            50       198,890      -

Issuance of common stock for
distribution licenses from Global
Environmental  Industries (GEI)
for UT & WA, September 1990       50,000           50        37,070     -

Contribution from Austin-Young,Inc.  -             -         13,500     -

Issuance of common stock for
services rendered in October 1990 12,500          12         37,488     -

Net loss for the year ended
January 31, 1991                     -            -            -     (57,756)

Balance, January 31, 1991        541,000        541         $295,857  $(59,374)

Common stock returned
in exchange for common stock
of GEI in March 1991            (17,000)       (17)         (85,423)    -

Repurchase of common stock from
Austin-Young, Inc. in May 1991 (338,000)       (338)         (64,682)    -

Cancellation of common shares   (20,000)        (20)               20      -

Issuance of common stock for the
purchase of product from
Steelhead Specialty Minerals
In August 1991                    10,000         10            74,990      -

   The accompanying notes are an integral part of these financial statements

               AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                            AND SUBSIDIARY
                       (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity (Continued)
            From Inception on February 9, 1984 to April 30, 1998
                             (unaudited)

                                                                       Deficit
                                                                   Accumulated
                                                  Additional        During the
                                 Common Stock       Paid-in        Development
                                 Shares    Amount   Capital            Stage

Issuance of common stock for the
purchase of mining claims in
October 1991                     13,214      13        184,987              -

Common stock canceled by
officers/diretors in January
1992                            (20,000)    (20)           20                -

Contribution from Austin-Young, Inc.  -      -          17,000               -

Net loss for the year ended
January 31, 1992                      -     -             -           (93,315)

Balance, January 31, 1992        169,214   169       422,769         (152,689)

Issuance of common stock
for the acquisition of Geo-
Environment Services, Inc.
in February 1992                 701,800   702         96,442                -

Issuance of common stock for the
purchase of mining claims
in March 1992                     243,000  243      4,859,757                -

Common stock canceled by officers
and directors in June 1992       (32,430)  (32)            32                -

Cancellation of fractional shares
due to reverse stock split          (21)     -              -                -

Contribution by Austin-Young, Inc.   -       -          10,000               -

Issuance of common stock (pursuant
to a rpurchase agreement
in May, 1991) to Austin-Young, Inc.
for relief of debt in July 1992 3,380,000  3,380        61,620               -


Net loss for the year ended
January 31, 1993                       -     -             -         (136,304)

Balance, January 31, 1993       4,461,563  4,462        5,450,620    (288,993)

Issuance of common stock
for services  rendered in
June 1993                          17,800    18            26,682            -

Issuance of common stock to
Austin-Young, Inc. in
June 1993                          12,000    12            35,988            -

Issuance of common stock for
cash October 1993                  66,667    67           199,936            -

The accompanying notes are an integral part of these financial statements

              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                            AND SUBSIDIARY
                    (A Development Stage Company)
       Consolidated Statements of Stockholders' Equity (Continued)
            From Inception on February 9, 1984 to April 30, 1998
                             (unaudited)

                                                                       Deficit
                                                                   Accumulated
                                               Additional          During the
                             Common Stock        Paid-in           Development
                             Shares     Amount   Capital              Stage

Issuance of common stock
as down  payment on building
October 199                    6,000       6        29,994                   -

Issuance of common stock for
services rendered in
October 1993                   17,000       17      50,983                   -

Issuance of common stock for
cash December 1993            80,072        80     191,321                   -


Contribution by Austin-Young,Inc. -         -       36,000                   -
Net loss for the year ended
January 31, 1994                  -         -         -              (310,862)

Balance, January 31, 1994   4,661,102   $4,662   $6,021,524        $ (599,855)

Issuance of common stock
for services rendered
February 1994                   6,000        6       29,994                  -

Issuance of common stock
for services rendered in
June 1994                      41,750       42       175,458                 -

Issuance of common stock
in a private offering          22,500       22        89,978                 -

Issuance of common stock
for services rendered in
November 1994                   15,000       15       46,235                 -

Contribution by Austin-Young, Inc.  -         -        36,000                -

Net loss for the year ended
January 31, 1995                    -         -         -            (709,048)

Balance, January 31, 1995      4,746,352  $4,747   $ 6,399,189    $(1,308,903)

Issuance of common stock
for services                      9,000        9        22,391               -

Issuance of common stock in
a private offering              214,168      214        394,148              -

Contribution by Austin-Young, Inc.   -         -        36,000               -

Net loss for the year ended
January 31, 1996                     -         -         -           (401,467)

Balance at January 31, 1996     4,969,520   $4,970   $ 6,851,728  $(1,710,370)

The accompanying notes are an integral part of these financial statements


                  AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Continued)
             From Inception on February 9, 1984 to April 30, 1998
                                  (unaudited)

                                                                       Deficit
                                                                   Accumulated
                                                       Additional   During the
                                      Common Stock      Paid-in    Development
                                   Shares    Amount    Capital        Stage

Issuance of common stock for
cash  in  a private offering        130,960      131    156,729              -

Issuance of common stock for
services                            259,620      260    262,359              -

Net loss for the year ended
January 31, 1997                        -         -         -        (464,662)

Balance, January 31, 1997         5,360,100   $5,361  $7,270,816  $(2,175,032)

Issuance of common stock for
cash in a private offering          582,000     582      729,843             -
(Net of commissions of $84,575)

Issuance of common stock for
 services                           129,784     130      131,782             -

Issuance of common stock for
purchase of equipment                13,555      13       15,236             -

Issuance of common stock for cash
pursuant to a stock option plan      25,000       25      9,350              -

Issuance of common stock for partial
redemption of a note pursuant to
a stock option plan                  100,000      100     37,400             -

Net loss for the year ended
January 31, 1998                         -         -         -       (489,525)

Balance, January 31, 1998          6,210,439   $6,211 $ 8,194,427  $(2,664,557)

Issuance of common stock for cash
in a private offering                 520,976     521     729,383            -
(Net of commissions of $51,290)

Issuance of common stock for the
purchase of equipment                  81,763      81    120,872             -

Issuance of common stock for services   3,500       4      5,246             -

Issuance of make-up shares in a
private offering amendment             46,672       47        47             -

Net loss for the three months
ended April 30, 1998                      -          -         -     (149,796)

Balance, April 30, 1998             6,863,350 $ 6,864  $9,049,975  $(2,814,353)

   The accompanying notes are an integral part of these financial statements


                  AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows


                                                               From Inception
                                                               (February 9,
                                                                   1997)
                              Three Months    Three Months    to Apr.30, 1998
                              Apr. 30, 1998   Apr. 30, 1997

CASH FLOWS FROM OPERATING
ACTIVITIES
   Net Loss                  $   (149,796)    $ (125,605)      $   (2,814,353)
   Depreciation and
   amortization                     11,865          3,697               98,100
   (increase) decrease in
    receivables                    (7,149)       (34,621)              (8,121)
   Decrease (increase) in
   prepaid expenses                (7,375)         7,375              (68,972)
   Decrease (increase)in
   inventory                       (46,020)       10,101              (46,020)
   Increase (decrease) in
   payables                       (134,022)       (14,329)           (134,022)
   Loss from disposal of fixed
   asset                               -0-           -0-                 1,560
   Stock issued for services          5,250         28,345             796,951
   Expenses paid by shareholder        -0-           -0-               149,018
  Net Cash used by operating
  activities                       (312,497)      (125,037)        (2,025,859)

CASH FLOWS FROM INVESTING
ACTIVITIES
   Purchase offixed asssets         (79,514)          -0-            (630,157)
   Purchase Certificates of
   Deposit                             -0-            -0-             (15,000)
   Purchase of product tradenames      -0-            -0-             (26,958)
   Purchase of note receivable         -0-            -0-              (5,000)
   Organization costs                  -0-            -0-              (1,524)
   Purchase/sale of mining
   develpment costs                    -0-            -0-                7,920
   Purchase of mining claims           -0-            -0-             (58,599)
   Sale of licenses                    -0-            -0-              150,000
   Purchase of stock                   -0-            -0-             (65,000)
   Net cash used by investing
   activities                       (79,514)          -0-            (644,318)

CASH FLOWS FROM FINANCING
ACTIVITIES
   Issuance of common stock          729,904        180,000         2,640,327
   Issuance of notes payable          24,655           -0-            671,865
   Principal payments on
   long term debt                    (81,052)          -0-           (335,877)
   Net cash provided by
   financing activies                 673,507        180,000         2,976,315
   Net (decrease)increase in
   cash                       $       281,496      $ 54,963       $   306,138
  Cash at beginning of period $        24,642         1,078              -0-
  Cash at end of period       $       306,138       $ 56,041      $    306,158

   The accompanying notes are an integral part of these financial statements

                  AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)
               Consolidated Statements of Cash Flows (Continued)



                            Three Months   Three Months      From Inception
                               Ended           Ended       (February 9, 1997)
                            Apr 30, 1998   Apr. 30, 1997     to Apr 30, 1998

SUPPLEMENTAL CASH FLOW
INFORMATION:

CASH PAID FOR:
   Interest                       4,623         4,920          70,928
   Income Taxes                     -0-           -0-           2,447

NON-CASH TRANSACTIONS:
   Stock issued for mining
   claims                           -0-           -0-       5,045,000
   Stock issued for down payment
   on building                      -0-           -0-          30,000
   Stock issued for services       5,250        28,345         693,384
   Stock issued for stock of Geo-
   Environmental Services, Inc.      -0-           -0-          97,144
   Stock issued for inventory        -0-           -0-          75,000
   Stock issued  for assets of
   Austin-Young,Inc., and Global
   Environmental Indsutries           -0-           -0-         236,060

   The accompanying notes are an integral part of these financial statements



                  AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                                April 30, 1998
                                  (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Business Organization
       American Absorbents Natural Products, Inc. was incorporated on February 9, 1984 under the laws of the State of Utah and under the name of TPI Land, Inc. as a wholly-owned subsidiary of TPI, Inc. On September 14, 1990, the Company changed its name to Environmental Fuels, Inc. and began developing its involvement in various phases of the conversion of vehicles to operating on compressed natural gas. That developing business was sold on April 23, 1991.

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

              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                            AND SUBSIDIARY
                    (A Development Stage Company)
            Notes to the Consolidated Financial Statements
                            April 30, 1998
                             (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Inventories
       Inventories are stated at the lower of cost (FIFO method) or market, and consist of finished goods and packaging materials.

       Accounts Receivable
       Accounts receivable are shown net of the allowance for doubtful accounts. This amount was determined to be $0 and $0 at April 30, 1998 and 1997 after writing off all accounts determined to be uncollectible.

       Prepaid Expenses
       Prepaid expenses at April 30, 1998 consist of the following:

                                       1998

Prepaid mining land lease            $   9,833
Prepaid purchases                       20,000
Prepaid fees                            52,000
                                  $     81,833

      Mining Claims
       Mining claims are stated at the lower of cost or market, whichever is lower. Any costs incurred for the betterment or to increase the expected efficiency of the operations related to the extraction from the Company mining claims are capitalized and charged off to operations over the expected economic life of the claims.

       The Company has adopted SFAS statement #121 which requires a review of any potential for the impairment of value of any long-lived assets. It is the policy of the Company to annually review the future economic benefit of all long-lived assets and to charge off to operations any potential impairment of value of long-lived assets when applicable.

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



              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                            AND SUBSIDIARY
                    (A Development Stage Company)
            Notes to the Consolidated Financial Statements
                            April 30, 1998
                             (unaudited)

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

       In August and September 1990, control of the Company was acquired by Austin-Young, Inc. and shares of stock were issued to Austin-Young, Inc. and to some of its officers and directors.

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

      In February 1992 the Company issued 701,800 shares at $0.14 per share for
all the   outstanding  stock of American Absorbents, Inc. (AAI) which became a wholly owned subsidiary. AAI had, prior to being acquired, purchased zeolite mining claims in Mohave County, Arizona.

NOTE 4 - MINING CLAIMS

       The Company has purchased several zeolite mining claims in three different regions in the western United States. All purchases were acquired through stock issuance and are described below.

              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                            AND SUBSIDIARY
                    (A Development Stage Company)
            Notes to the Consolidated Financial Statements
                            April 30, 1998
                             (unaudited)

       NOTE 4 - MINING CLAIMS (Continued)

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

NOTE 5 - NOTES PAYABLE

       During the quarter ended April 30, 1998, the note payable to the major shareholder was reduced by $79,052 thereby reducing annual interest expense by $5,544.

NOTE 6 - PRIVATE PLACEMENT OF COMMON STOCK

       During the quarter ended April 30, 1998, 520,976 shares of common stock were issued in a private placement for $730,000 cash which was net of brokerage commissions. Another 81,763 common shares were issued for the purchase of equipment valued at $121,000.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

       The Company has sold two private placements that include a royalty payment. The first private placement sold includes a $3 per ton per minimum investment on 6,000 tons of zeolite mined and sold. Total royalties paid per minimum investment will be $18,000. The second private placement sold includes a $2 per ton per minimum investment on 10,000 tons of zeolite mined and sold. Total royalties paid per minimum investment will be $20,000. The royalties will be paid simultaneously ($5 per ton) to the shareholders proportionately once the zeolite has been mined and sold. The Company may increase the amount of the royalty payment to any holder of the royalty right above the specified dollar per ton royalty, but in no event will the total royalty payment exceed the maximum per investment. The increase in the royalty amount paid would only decrease the time limit in which the holder of a royalty right would receive the total royalty amount. Royalty payments will be made quarterly after the Company has made its quarterly financial statement filing with the Securities and Exchange Commission and determined the total tonnage that has been mined, milled and sold during the quarter.

NOTE 8 - USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

 NOTE 9 - SUBSEQUENT EVENT

       On or about May 25, 1998, after the end of the quarter ended April 30, 1998, and prior to the filing of the Form 10-QSB for the period ended April 30, 1998, the Company received service on a lawsuit (Cause No. 9804737) that was filed in the 126th Judicial District Court of Travis County, Texas by Mr. Charles R. Walden, Jr. (former President of the Company). Named as defendants in the lawsuit were American Absorbents Natural Products, Inc. and Terry
L. Young. Prior to receiving service on the lawsuit, the Company had filed a lawsuit against Mr. Walden seeking the return and cancellation of 200,000 common shares he had been sold at a reduced rate pursuant to a 30 month note by Austin Young, Inc. in return for future services to the Company to get the Company beyond the development stage. Mr. Walden's services to the Company terminated for cause within 60 days of the transaction and more than 3 years prior to the Company moving beyond the development stage. Subsequent to the sale by note of the shares to Mr. Walden by Austin Young, Inc., the Company
purchased the note from Austin Young.  The Company   seeks  to have these
shares canceled for the benefit of all shareholders for failure on Mr. Walden's part to perform the required services and failure to pay the note when due in August, 1997. The Company's management does not expect this litigation to have any material impact on the Company, its management or its operations.






ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PLAN OF OPERATIONS.

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

During the quarter ended April 30, 1998, the Company's milling plant in Burns/Hines, Oregon was completed and placed into production processing the 10,000 tons of zeolite minerals that were mined from the Company's claims in Oregon in December, 1997.


LIQUIDITY

Austin Young, Inc., the major stockholder of the Company, has provided, through loans and equity funding, any deficiencies to the necessary working capital during the development stage, but expects funding from private placements and other offerings will be sufficient for future development costs. Austin Young, Inc. provided a small portion ($7,000) of the Company's operating capital during fiscal year 1997 through advances on behalf of the Company. The Company owed $202,385 to Austin Young, Inc. at April 30, 1997 and $100,000 at April 30, 1998. The balance owing to Austin Young, Inc. was reduced by $23,333 in principal and $14,167 in accrued interest during the fiscal year ended January 31, 1998 by the exercise of options by Mr.
Young and by $79,052 during the quarter ended April 30, 1998. Revenues to date have provided insignificant funding of working capital because of the development stage status of the company and the limited test marketing programs.

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

During the development stage the Company has paid for almost everything as it was acquired including the build up in inventory levels. As a result, and now that the milling facility is in production, the future cash flow of the Company will benefit as the inventory is converted into sales with the implementation of the marketing efforts.

During the development stage the Company incurred losses that reflect the development stage activity of researching and test marketing its products. The Company paid $91,700 to the Bureau of Land Management in the fiscal year ended January 31, 1996 and $29,500 in the fiscal year ended January 31, 1997. In the future, approximately $29,500 will be due to the Bureau of Land Management in August of each year to satisfy claim maintenance fees on existing claims. Austin-Young, Inc. has provided, through loans and equity funding, any deficiencies to the necessary funding during the development stage, but expects funding from private placements and other offerings will be sufficient for future development costs.

As the Company moves into the marketing phase, its need for the warehouse space in Austin, Texas has diminished somewhat and the Company has leased a portion of the warehouse to a tenant for approximately $900 per month with the Company continuing to use the remainder of the space.

During the fiscal year ended January 31, 1997, the Company issued 130,960 shares in private placements for $156,860 and issued 259,620 shares for services rendered to the Company and valued at $262,219. During the fiscal year ended January 31, 1998, the Company issued 582,000 shares in private placements for $815,000, 129,784 shares for services rendered to the Company and valued at $132,380, 13,555 shares for equipment valued at $15,250, 25,000 shares through the exercise of an option to a director for $9,375 and 100,000 shares through the exercise of an option to an officer and director for $37,500 in debt relief. During the three months ended April 30, 1997, the Company issued 144,000 shares in a private placement for $180,000 and issued 29,129 shares for services rendered to the Company and valued at $28,345. During the three months ended April 30, 1998, the Company issued 520,976 shares in a private placement for $730,204, 3,500 shares for services rendered to the Company and valued at $5,250 and issued 81,763 shares for equipment valued at $121,000.

The Company realizes gross profit margins generally ranging from 20% to 35% on its product sales depending on product line and pricing levels. While still in the test marketing phase, for the fiscal years ended January 31, 1996, January 31, 1997, January 31, 1998 and for the period from the inception date on February 9, 1984 to January 31, 1998, the Company had average gross profit margins of 35%, 30%, 30% and 35% respectively. Bringing the Oregon milling facility into production should also decrease costs, thereby allowing the Company to increase gross profit margins or reduce selling prices to facilitate increasing market share on each of the products sold by the Company. Quantity discounts on bag purchases for certain of the Company's products could result in up to a 15% increase in the gross profit percent.
At current operating expense levels and with the anticipated product sales mix, the Company estimates its break-even at approximately $125,000 in sales per month or $1,500,000 in sales per year. For the period from the inception date on February 9, 1984 to April 30, 1998, the Company had an average gross profit margin of 35%. For the three months ended April 30, 1998 and 1997, the Company realized gross profit margins of 28% and 14%, respectively on revenues of $4,548 and $33,553, respectively. At current operating expense levels and with the anticipated product sales mix, the Company estimates its break-even at approximately $125,000 in sales per month.

At April 30, 1998, the Company had $125,000 in bank debt outstanding relative to its Austin, Texas warehouse facility. This bank debt was secured by an equivalent amount of CD's that are owned by Austin-Young, Inc., the major stockholder of the Company. Austin-Young, Inc. does not receive any compensation for the use of its CD's as collateral. The debt included interest only payments to the bank in the approximate amount of $900 per month. This bank debt was incurred to pay off an existing mortgage on the Austin, Texas warehouse facility. This debt was paid off by the Company subsequent to the end of the quarter ended April 30, 1998. All accounts payable and accrued expenses are paid when due or sooner when discounts are available.


RESULTS OF OPERATIONS

Because the Company is a development stage enterprise, it has incurred losses in each of its fiscal years ended January 31, 1996, 1997 and 1998 and for the quarters ended April 30, 1997 and April 30, 1998. This is due to the Company incurring operating expenses during a time when most of the efforts were expended in product and market development and other areas not directly related to marketing while positioning the Company to implement various marketing programs.

In fiscal 1992, the Company began test marketing products that it had developed and/or to which it had acquired the rights from other companies. Revenues increased from $11,388 in 1992 to $43,115 in 1993 due to test marketing of existing products in limited market areas. During the fiscal year ended January 31, 1994, the Company concentrated on attractive packaging of its products, Company capitalization and distribution networks, with less emphasis on product research as it prepared to implement various marketing programs for its products. Sales for the fiscal year indicated no growth over the previous year and, in fact, showed a decline in sales to $20,323. Sales for the fiscal year ended January 31, 1995, increased to $69,467, or 242% over the previous year, as the Company expanded the test marketing of products into more outlets. During the fiscal year ended January 31, 1996, sales declined to $26,070 as the Company's management concentrated on the revamping of existing marketing structures in retail outlets, the design of a marketing program to market agricultural products through feed dealers, the development of the conceptual framework for marketing the smaller packaged products through a direct sales organization, the development of a relationship with an import company in France to market products in France and the acquisition of a milling facility in Oregon. During the fiscal year ended January 31, 1997 revenues increased to $69,293, or 166% over the previous year, as the Company began to realize revenues from the agricultural marketing programs in the United States and France. During the fiscal year ended
January 31, 1998 revenues decreased to $47,472 from $69,293 the previous year, or, 31%, due to lower orders from the French distributor resulting from milder weather conditions in France. Revenues for the quarter ended April 30, 1998 decreased to $4,548 from $31,553 for the same quarter of the previous year as the management focused on getting the Oregon production facility into production and the employment of personnel to operate the plant.

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

Net General and Administrative Expenses increased by approximately $15,000 during the quarter ended April 30, 1998 as compared to the same quarter of the previous year mostly due to payroll increases relating to the employment of the Vice President of Production for the Oregon milling facility. Depreciation expenses increased by approximately $8,000 during this same time period due to increased depreciation expense relative to the new milling equipment.

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

In August, 1996, the Company paid off a note payable of approximately $125,000 on the warehouse/plant facility in Austin, Texas from the proceeds of a bank loan that was secured by using CD's owned by the Company's major stockholder. The Company paid this new loan in May, 1998. The Company has maintained current ratios of 0.77, 0.47 and 1.10, respectively, for the fiscal years ended January 31, 1998, 1997 and 1996. The lower current ratio for the fiscal years ended January 31, 1998 and 1997, results from the classification as short term debt of $ 179, 052 and $202,385, respectively, owing to Austin-Young, Inc., the major stockholder of the Company. Current ratios for the three months ended April
30, 1998 and 1997 were 2.53 and 0.67, respectively.


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

Management has begun a limited marketing campaign, based on available capital, of its products in certain market areas of the United States and in France. Several distributors have been signed to distribute the products and discussions are being held with others and are in different stages of completion which usually requires extensive testing and approval by each of the wholesale or retail outlets. The Company continues to sell some of its smaller packaged products through several of the retail outlets that participated in the test marketing program for the products. During the quarter ended April 30, 1998, the Company began shipments to Drug Emporium in the northwestern United States and subsequent to the end of the quarter, began shipments to Smith's Food and Drug Centers in a four state region.
In November, 1995, the Company began shipping some of its agricultural products to E.N.S.R./S.A.R.L., an import company located in France.

The Company has completed design and packaging for products such as Mother Earth Cat Litter and Soil Enhancer, White Buffalo, Stall Fresh, Stinky
Pinkys and Shoe Fresh as well as eight other products. The Company is also working the conceptual framework of various other products using the zeolite minerals present in its existing product line. This includes the impregnation of zeolites with pesticides, herbicides and fertilizers for use in fields, pastures and gardens as well as chemicals to help eradicate fire ants. The Company is also planning the introduction of at least two new products including a lawn and garden product and a multi-purpose product during the next fiscal year.

In October, 1995, the Company purchased a production plant containing 103,125 sq. ft. and approximately 3,500,000 cu. ft. of production, packaging and storage space near its zeolite properties in Oregon. The facility is not subject to any existing mortgages. The Company completed a private placement offering in the early part of fiscal 1998 that was sufficient to equip this facility with crushing, milling, drying, screening, packaging and storage equipment. The construction of the milling facility equipment was completed during the quarter ended April 30, 1998 and the plant has begun operating. The Company has purchased additional milling equipment that will at least triple the milling facility's capacity when installed.


                               PART II
                          OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

During the quarter ended April 30, 1998, there were no material pending or threatened legal proceedings against the Company or its directors, officers, affiliates and owners of record or beneficially of more than five percent of any class of voting securities of the Company nor was there any associate of any such director, officer, affiliate or security-holder who is a party in any action that is adverse to the Company or its subsidiary.
(SEE NOTE 9 -SUBSEQUENT EVENT)

ITEM 2.  CHANGES IN SECURITIES.

During the quarter ended April 30, 1998, there were no material modifications to instruments defining the rights of the holders of any class of registered securities nor were the rights evidenced by any class of registered securities materially limited or qualified by the issuance or modification of any other class of securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended April 30, 1998, there was no material default in the payment of principal, interest, sinking or purchase fund installments, or any other material default not cured within 30 days, with respect to any indebtedness of the Company exceeding five percent of the total assets of the Company, nor was there any material arrearage in the payment of dividends with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company
(The Company currently has no dividend policy or preferred stock outstanding).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

During the quarter ended April 30, 1998, no matters were submitted to a vote of security-holders through the solicitation of proxies at a Meeting of
Shareholders:

ITEM 5.  OTHER INFORMATION.

During the quarter ended April 30, 1998, there was no information not previously reported on Form 8-K to include under this item.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                                                                     Pages

(a)   (1)   The following financial statements are included in Part I, Item 1:

 Consolidated Balance Sheets - April 30, 1998 and January 31, 1998       4-5

 Consolidated Statements of Operations - Three months ended April 30,
 1998 and 199                                                              6

 Consolidated Statements of Stockholders' Equity Deficit) - period ended
 April 30, 1998                                                          7-10

 Consolidated Statements of Cash Flows - Three months ended April 30,
 1998 and 1997                                                           11-12

 Notes to Consolidated Financial Statements                              13-17


(3) The following exhibits for the three months and quarters ended April 30, 1998 and 1997, are submitted herewith:

Exhibit 11 - Computation of Per Share Earnings (Loss)                      24

Exhibit 21 - Subsidiary of the Registrant                                  25


All other exhibits are omitted since the required information is included in the financial statements or notes thereto, or since the required information is either not present, not present in sufficient amount or is not applicable.


(b) No reports were filed on Form 8-K during the quarter ended April 30, 1998.


                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.

By:  ________________________________________________________________
     Terry L. Young, Chairman of the Board and Chief Executive Officer

Date:  June 12, 1998



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in their capacities and on the dates indicated.


Signature                            Title                       Date


______________________       Chairman, Chief Executive          June 12, 1998
Terry L. Young               Officer and Director



__________________________   President, Chief Financial Officer,June 12, 1998
David W. Redding            Treasurer, Principal Accounting
                            Officer and Director






















              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
 EXHIBIT 11 - STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS (LOSS)





                                                  From Inception (February
                         Three          Three       9, 1997)
                      Months Ended   Months EndedApr. 30, 1997  to Apr.
                      Apr. 30, 1998                 30, 1998


Primary and Fully Diluted:



Average Shares Outstanding    6,863,350   5,533,229   2,140,475



Net Loss              $     (149,796)$        (125,605)$     (2,814,353)



Earnings (Loss)        $              $            $
Per Share                    (.02)          (.02)       (1.31)










































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