Form 10QSB
period 1998-07-31
AMERICAN ABSORBENTS NATURAL PRODUCTS INC
filed 1998-09-15
CIK 914553

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549
                               FORM 10-QSB

OMB Approval                                    Expires:  Approval Pending
OMB Number: xxxx-xxxx                           Estimated Average Burden Hours
Per Response: 1.0

      (Mark One)
X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarterly period ended July 31, 1998
   Transition report under Section 13 or 15(d) of the Exchange Act
       For the transition period from    to   .

       Commission file number 0-23356


                    AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
            (Name of Small Business Issuer in Its Charter)

        Utah                                 87-0421089.
  (State or Other                        (IRS Employer Identification)
   Jurisdiction of
   Incorporation or
   Organization)



   3800 Hudson Bend Road, Ste. 300, Austin, Texas          78734
 (Address of Principal Executive Offices)                (Zip Code)


                     512-266-2481
          (Issuer's Telephone Number, Including Area Code)


____________________________________________________________________________
            (Former Name, Former Address and Former
             Fiscal Year, if Changed Since Last Report)

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


                 APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: July 31, 1998----7,025,578 ($0.001 par value) common shares






                                PART I
                        FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The following interim consolidated financial statements as of July 31, 1998 for the six months and quarters then ended, are unaudited, but in the opinion of management, have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with those of the annual audited financial statements and in conformity with the instructions provided in Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete audited financial statements. Such interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which management considered necessary for a fair presentation of the financial position and the results of operations for the quarters presented. The results of operations for the quarters presented are not necessarily indicative of the results to be expected for the year ending January 31, 1999. The interim consolidated financial statements should be read in connection with the audited consolidated financial statements for the year ended January 31, 1998.
















              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                            AND SUBSIDIARY
                    (A Development Stage Company)
                  Consolidated Financial Statements
                For the Six Months and Quarters Ended
                        July 31, 1998 and 1997
                             (Unaudited)



                                INDEX

PART I. FINANCIAL INFORMATION                        PAGE NUMBERS



ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)                  4



        CONSOLIDATED BALANCE SHEETS AT JULY 31,          4-5
        1998 AND JANUARY 31, 1998



        CONSOLIDATED STATEMENT OF OPERATIONS FOR          6
        THE SIX MONTHS AND QUARTERS
        ENDED JULY 31, 1998 AND 1997



        CONSOLIDATED STATEMENTS OF STOCKHOLDERS'         7-10
        EQUITY FROM INCEPTION ON
        FEBRUARY 9, 1984 THROUGH JULY 31, 1998



        CONSOLIDATED STATEMENT OF CASH FLOWS FOR        11-12
        THE SIX MONTHS AND QUARTERS
        ENDED JULY 31, 1998 AND 1997



        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS    13-17



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF         18-21
        FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS





PART II.OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS                                 21



ITEM 2. CHANGES IN SECURITIES                             21



ITEM 3. DEFAULTS UPON SENIOR SECURITIES                   21



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
        SECURITY-HOLDERS                                  22



ITEM 5. OTHER INFORMATION                                 22



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                  22



        SIGNATURES                                        23











              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                            AND SUBSIDIARY
                    (A Development Stage Company)
                     Consolidated Balance Sheets
                  July 31, 1998 and January 31, 1998
                             (unaudited)

                                ASSETS

                                          July 31,          January 31,

                                            1998               1998
CURRENT ASSETS

  Cash                                     $  72,356     $  24,642

Accounts receivable                            9,405           972

Prepaid expenses                               42,458        89,208

Inventory                                     330,754       242,406



 Total Current Assets                          454,973       357,228



 PROPERTY AND EQUIPMENT                        742,941       538,151



OTHER ASSETS

 Mining claims                               5,081,669     5,081,669

 Notes receivable                                5,000         5,000

 Certificates of deposit                        15,000        15,000



     Business development costs                  45,259             -



  Total Other Assets                          5,146,928     5,101,669



                                            $  6,344,842  $  5,997,048


The accompanying notes are an integral part of these financial statements



              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                            AND SUBSIDIARY
                    (A Development Stage Company)
               Consolidated Balance Sheets (Continued)
                  July 31, 1998 and January 31, 1998
                             (unaudited)

                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                              July 31,      January 31,

                                                1998          1998

CURRENT LIABILITIES



Accounts payable and accrued expenses     $        1,567   $  156,915

   Note payable-related party                     50,000       179,052

   Note payable                                   18,700       125,000


   Total Current Liabilities                      70,267       460,967


COMMITMENTS AND CONTINGENCIES (See Notes)

  STOCKHOLDERS' EQUITY



 Common stock; authorized 50,000,000
 common shares at $0.001 par value;
 7,025,578 and 6,210,439 shares issued
 and outstanding, respectively                   7,026         6,211

 Capital in excess of par value              9,297,341     8,194,427

 Deficit accumulated during the
 development stage                          (3,029,792)    (2,664,557)


 Total Stockholders' Equity                   6,274,575     5,536,081



                                            $  6,344,842  $  5,997,048













The accompanying notes are an integral part of these financial statements

              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                            AND SUBSIDIARY
                    (A Development Stage Company)
                Consolidated Statements of Operations
                        July 31, 1998 and 1997
                             (unaudited)


                                                             From Inception
             Six Months  Six Months  Three Months Three Months (February 9,
               Ended        Ended        Ended       Ended         1997)
          July 31,1998 July 31, 1997  July 31,1998 July 31,1998  July 31,1998

REVENUES

Net sales     $ 26,224    36,454         21,675      4,901     313,352

Cost of
goods sold      18,370    31,555         15,115      4,409     204,227



Gross Profit     7,854     4,899          6,560        492     109,125



EXPENSES

General and
administrative 354,460   237,653          212,902   111,338   3,039,586

Depreciation    23,115     7,394           11,250     3,697    109,350
and amortization



Total expenses 377,575   245,047          224,152   115,035  3,148,936



Other Income/(Expense)

   Rent               4,116       -0-      1,968         -0-     12,021

   Interest             370       -0-        185         -0-        545



Net loss before
provisionfor
income taxes
                   (240,148)  (215,439)   (114,543) (3,027,245)  (365,235)





Provision for           -0-       -0-        -0-         -0-      2,547
income taxes



Net loss         $(365,235)    (215,439)  (114,543)  (3,029,792)  (240,148)



Weighted average
loss per share      (.05)          (.04)       (.03)      (1.26)      (.02)



Average shares
outstanding      7,025,578       5,637,694   6,993,350  5,637,694  2,402,100









The accompanying notes are an integral part of these financial statements



              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                            AND SUBSIDIARY
                    (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity
         From Inception on February 9, 1984 to July 31, 1998
                             (unaudited)

                              Deficit   Accumulated  Additional   During the

                              Common Stock    Paid-in         Development
                          Shares       Amount   Capital         Stage


Balance at Inception-
February 9, 1984         $  -        $  -       $  -


Issuance of common stock
 for cash                 37,500       38         962      -

Expenses paid by shareholders for the
years ended January 31, 1990                -        -          518      -


Net loss for the years ended January        -        -        -        (1,618)
31, 1990



Balance, January 31, 1990                37,500    $ 38     1,480



Issuance of common stock for services     391,000      391    7,429      -
rendered in August 1990



Issuance of common stock in September
1990 for various                           50,000       50  198,890          -
assets from Austin-Young, Inc.



Issuance of common stock for
distribution licenses from Global
Environmental  Industries (GEI) for UT     50,000       50   37,070          -
& WA, September
1990



Contribution from Austin-Young, Inc.        -        -       13,500      -



Issuance of common stock for services      12,500       12   37,488      -
rendered in October 1990



Net loss for the year ended January         -        -        -       (57,756)
31, 1 991



Balance, January 31, 1991                 541,000        541$295,857 $(59,374)



Common stock returned in exchange for
common stock of GEI in March 1991        (17,000)     (17) (85,423)          -



Repurchase of common stock from
Austin-Young, Inc. in                   (338,000)    (338) (64,682)          -
May 1991



Cancellation of common shares            (20,000)     (20)       20      -



Issuance of common stock for the
purchase of product from                   10,000       10   74,990          -
Steelhead Specialty Minerals in August
1991


The accompanying notes are an integral part of these financial statements

AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Continued)
From Inception on February 9, 1984 to July 31, 1998
(unaudited)

                                                                  Deficit
                                                                  Accumulated
                                              Additional        During the
                           Common Stock       Paid-in          Development
                         Shares    Amount     Capital            Stage

Issuance of common stock for the
purchase of mining claims in
                         13,214       13         184,987          -
October 1991



Common stock canceled by (20,000)    (20)             20           -
officers/directors in January 1992


Contribution from
Austin-Young, Inc.                    -              -        17,000     -


Net loss for the year ended
January 31, 1992                      -               -        -      (93,315)



Balance, January 31, 1992        169,214   169       $ 422,769      $(152,689)



Issuance of common stock for the
acquisition of Geo-              701,800   702          96,442           -
Environment Services, Inc. in February
1992



Issuance of common stock for the
purchase of mining claims        243,000   243         4,859,757          -
in March 1992



Common stock canceled by officers and
directors in                   (32,430)    (32)               32           -
June 1992



Cancellation of fractional shares
due to reverse stock split         (21)      -                 -            -



Contribution by Austin-Young,
Inc.                                 -        -            10,000            -



Issuance of common stock (pursuant to a
repurchase agreement
in May, 1991) to
Austin-Young, Inc. for        3,380,000     3,380           61,620         -
relief of debt in July
1992



Net loss for the year ended
January 31, 1993                     -         -               -     (136,304)



Balance, January 31, 1993     4,461,563  $ 4,462             5,450,620 (288,993)



Issuance of common stock for services
rendered in                      17,800      18                  26,682     -
June 1993



Issuance of common stock to
Austin-Young, Inc. in             12,000      12                  35,988     -
June 1993



Issuance of common stock for cash  66,667      67                 199,936     -
October 1993



The accompanying notes are an integral part of these financial statements

AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Continued)
From Inception on February 9, 1984 to July 31, 1998
(unaudited)

                                          Deficit           Accumulated
                                      Additional             During the
                      Common Stock     Paid-in               Development
                    Shares    Amount   Capital              Stage

Issuance of common stock as down
payment on building  6,000      6     29,994                  -
October 1993



Issuance of common stock for services
rendered in           17,000       17     50,983      -
 October 1993


Issuance of common stock for cash        80,072       80    191,321      -
December 1993


Contribution by Austin-Young, Inc.        -         -        36,000      -



Net loss for the year ended January       -         -         -      (310,862)
31, 1994



Balance, January 31, 1994     4,661,102 $  4,662 $ 6,021,524$   (599,855)



Issuance of common stock for services
rendered February                         6,000        6     29,994      -
1994




Issuance of common stock for services
rendered in June 1994                    41,750       42    175,458      -



Issuance of common stock in a private offering  22,500     22   89,978    -



Issuance of common stock for services
rendered in November                     15,000       15     46,235      -
1994



Contribution by Austin-Young, Inc.        -         -        36,000      -



Net loss for the year ended January       -         -         -      (709,048)
31, 1995



Balance, January 31, 1995  4,746,352 $  4,747 $ 6,399,189$(1,308,903)



Issuance of common stock for services     9,000        9     22,391      -



Issuance of common stock in a private offering 214,168    214  394,148    -



Contribution by Austin-Young, Inc.        -         -        36,000      -



Net loss for the year ended January       -         -         -      (401,467)
31, 1996



Balance at January 31, 1996  4,969,520 $  4,970 $ 6,851,728$(1,710,370)




   The accompanying notes are an integral part of these financial statements


                  AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Continued)
              From Inception on February 9, 1984 to July 31, 1998
                                  (unaudited)

                                             Deficit
                                            Accumulated
                                            Additional        During the
                           Common Stock     Paid-in           Development
                          Shares   Amount    Capital          Stage

Issuance of common stock for cash  in
a private                 130,960      131    156,729      -
offering



Issuance of common stock
for services               259,620      260    262,359      -


Net loss for the year
ended January                  -         -         -      (464,662)
31, 1997


Balance, January 31, 1997 5,360,100 $   5,361$  7,270,816    $(2,175,032)



Issuance of common stock for cash in
a private offering        582,000         582    729,843      -
(Net of commissions of $84,575)



Issuance of common
stock for services        129,784          130    131,782      -



Issuance of common
stock for purchase         13,555           13     15,236      -
of equipment



Issuance of common stock for cash
pursuant to a stock
option plan                25,000       25      9,350      -




Issuance of common stock for partial
redemption of a note       100,000      100     37,400      -
pursuant to a stock option plan



Net loss for the year ended January       -         -         -      (489,525)
31, 1998



Balance, January 31, 1998  6,210,439 $    6,211 $ 8,194,427 $ (2,664,557)



Issuance of common stock for cash in
a private offering           520,976        521        729,383      -
(Net of commissions of $51,290)



Issuance of common stock for the 81,763       81    120,872      -
purchase of equipment



Issuance of common stock
for services                      3,500        4      5,246      -



Issuance of make-up shares in a    46,672       47         47      -
private offering amendment



Issuance of common stock for cas in a
private offering                        140,007      140    207,860      -
 (Net of commissions of $2,000)



Issuance of common stock for the            300        -        600      -
purchase of equipment



Issuance of common stock for services    21,921       22     38,906      -



Net loss for the six months ended         -         -         -      (365,235)
July 31, 1998



Balance, July 31, 1998           7,025,578 $   7,026$ 9,297,341$(3,029,792)

The accompanying notes are an integral part of these financial statements AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows


                                                                        From
                                                                       Inception
                                                                        February
                                                                        1997
                   Six Months   Six Months  Three Months  Three Months to July
                     Ended       Ended         Ended        Ended       31, 1998
                 July 31, 1998 July 31, 1997 July 31, 1998  July 31, 1997


CASH FLOWS FROM
OPERATING ACTIVITIES

Net Loss    $  (365,235)   $ (240,148)   $ (215,439)  $ (114,543)  $(3,029,792)

Depreciation     23,115         7,394        11,250       3,697        109,350
and amortization

(increase)
decrease in      (8,433)    (20,410)         (1,284)      14,211      (9,405)
receivables


Decrease
(increase) in     46,750     14,750      54,125       7,375     (42,458)
prepaid
expenses

Decrease         (88,348)     10,357    (42,328)         256    (377,114)
(increase) in inventory

   Increase        (155,348)   (39,137)    (21,326)    (24,808)        1,567
(decrease) in payables

   Loss from             -0-        -0-         -0-         -0-        1,560
disposal of fixed asset

   Stock issued       44,178     62,294      38,928      33,950      835,879
for services

   Expenses paid         -0-        -0-         -0-         -0-      149,018
by shareholder



      Net cash
used by operating  (503,321)  (204,900)   (176,074)    (79,862)  (2,361,395)
      activities



CASH FLOWS FROM
INVESTING ACTIVITIES

   Purchase of     (204,790)   (46,751)   (125,276)    (46,751)    (755,433)
fixed assets

   Purchase              -0-        -0-         -0-         -0-     (15,000)
certificates of deposit

   Purchase of           -0-        -0-         -0-         -0-     (26,958)
product tradenames

   Purchase of           -0-        -0-         -0-         -0-      (5,000)
note receivable

   Organization costs      -0-      -0-         -0-         -0-      (1,524)

   Sale-mining           -0-        -0-         -0-         -0-        7,920
development costs

   Business         (45,259)        -0-    (45,259)         -0-     (45,259)
development costs

   Purchase of           -0-        -0-         -0-         -0-     (58,599)
mining claims

   Sale of licenses      -0-        -0-         -0-         -0-      150,000

   Purchase of stock      -0-       -0-         -0-         -0-     (65,000)



      Net cash
used by investing  (250,049)   (46,751)   (170,535)    (46,751)    (814,853)
      activities



CASH FLOWS FROM
FINANCING ACTIVITIES

   Issuance of     1,011,781    252,001     267,127      72,000    2,922,204
common stock

   Issuance of        24,655        -0-         -0-         -0-      671,865
notes payable

   Principal
payments on        (235,352)        -0-   (154,300)         -0-    (490,177)
long-term
   debt



      Net cash
provided by          801,084    267,361     112,827      72,000    3,103,892
      financing activities



Net (decrease)
increase in cash      47,714         350     (233,782)    (54,613)



Cash at beginning
of period             24,642       1,078      306,138     56,041        -



Cash at end of period  72,356       1,428     72,356       1,428       72,356



   The accompanying notes are an integral part of these financial statements



                  AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)
               Consolidated Statements of Cash Flows (Continued)


                                                                 From
                                                                 Inception
                                                                 (February 9,
                                                                1984)
             Six Months  Six Months  Three Months Three Months  Ended to July
              Ended        Ended      Ended         Ended       31, 199
          July 31, 1998 July 31, 1998 July 31, 1998 July 31, 1998

SUPPLEMENTAL CASH FLOWINFORMATION:

CASH PAID FOR:

Interest         6,400     10,806      1,777         5,886        31,759


Income Taxes          -0-        -0-         -0-         -0-        2,447



NON-CASH TRANSACTIONS:

   Stock issued          -0-        -0-         -0-         -0-    5,045,000
   for mining claims

   Stock issued
for down payment         -0-        -0-                     -0-       30,000
 on building

   Stock issued       38,900     62,294      38,900      33,950      830,601
for services

   Stock issued
for stock of Geo-        -0-        -0-                     -0-       97,144
   Environmental
Services, Inc.

   Stock issued          -0-        -0-                     -0-       75,000
for inventory

   Stock issued
for assets of
   Austin-Young,         -0-        -0-                     -0-      236,060
Inc. and Global
   Environmental Industries

   Stock issued      121,600     15,362     121,600      15,362      136,849
for mill equipment

   Stock issued
for partial              -0-        -0-         -0-         -0-       37,500
   redemption of note




   The accompanying notes are an integral part of these financial statements

                  AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                                 July 31, 1998
                                  (unaudited)

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

              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                            AND SUBSIDIARY
                    (A Development Stage Company)
            Notes to the Consolidated Financial Statements
                            July 31, 1998
                             (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Inventories
       Inventories are stated at the lower of cost (FIFO method) or market, and consist of finished goods and packaging materials.

       Accounts Receivable
       Accounts receivable are shown net of the allowance for doubtful accounts. This amount was determined to be $0 and $0 at July 31, 1998 and 1997 after writing off all accounts determined to be uncollectible.

       Prepaid Expenses
       Prepaid expenses at July 31, 1998 consist of the following:

Prepaid mining land lease             $ 2,458

Prepaid fees                            40,000

                                      $  42,458

     Business Development Costs
     Business development costs of $45,259 at July 31, 1998 consists of slotting fees.

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

       Continuation of the development effort is contingent upon the Company raising sufficient capital from shareholders or other sources. It is management's intent to raise capital and further develop the marketing of its zeolite products.


              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                            AND SUBSIDIARY
                    (A Development Stage Company)
            Notes to the Consolidated Financial Statements
                            July 31, 1998
                             (unaudited)

NOTE 3 - COMMON STOCK AND STOCKHOLDERS'  EQUITY

       During the periods shown, the Company had a one-for-two reverse stock split and a one-for-ten reverse stock split. The financial statements have been retroactively restated to reflect the stock splits.

       Stock of the Company has been issued for cash, license agreements, mining claims, compensation for services, equipment and in exchange for other stock.

       On February 10, 1984, the Company issued 37,500 shares of its stock to TPI, Inc. for $1,000 cash. On June 30, 1984, TPI, Inc. distributed the 37,500
shares to its stockholders in   a partial liquidating dividend.

       In August and September 1990, control of the Company was acquired by Austin-Young,Inc. and shares of stock were issued to Austin-Young, Inc. and to some of its officers and directors.

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






              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                            AND SUBSIDIARY
                    (A Development Stage Company)
            Notes to the Consolidated Financial Statements
                            July 31, 1998
                             (unaudited)

       NOTE 4 - MINING CLAIMS

       The Company has purchased several zeolite mining claims in three different regions in the western United States. All purchases were acquired through stock issuance and are described below. In April 1991 (before acquisition by Geo-Environmental Resources) (now American Absorbents
Natural Products, Inc.), the Company's subsidiary issued 440,000 shares of its stockfor mining claims containing zeolite in the Mohave County, Arizona region, and the stock given was originally valued at $.50 per share. Thus the mining claims were originally valued at $220,000. Since the value of the mining claims was not readily determined the mining claims were written down to a nominal value.

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

NOTE 5 - NOTES PAYABLE

       During the quarter ended July 31, 1998, the note payable to the major shareholder was reduced by $50,000 thereby reducing relevant annual interest expense to $3,500.

NOTE 6 - PRIVATE PLACEMENT OF COMMON STOCK

       During the quarter ended July 31, 1998, 140,007 shares of common stock were issued in a private placement for $208,000 cash which was net of brokerage commissions. Another 300 common shares were issued for the purchase of equipment valued at $600. Another 21,921 common shares were issued to officers for services valued at $38,900.




              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                            AND SUBSIDIARY
                    (A Development Stage Company)
            Notes to the Consolidated Financial Statements
                            July 31, 1998
                             (unaudited)

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


LIQUIDITY

Austin Young, Inc., the major stockholder of the Company, has provided, through loans and equity funding, any deficiencies to the necessary working capital during the development stage, but expects funding from private placements and other offerings will be sufficient for future development costs. Austin Young, Inc. provided a small portion ($7,000) of the Company's operating capital during fiscal year 1997 through advances on behalf of the Company. The Company owed $202,385 to Austin Young, Inc. at July 31, 1997 and $50,000 at July 31, 1998. The balance owing to Austin Young, Inc. was reduced by $23,333 in principal and $14,167 in accrued interest during the fiscal year ended January 31, 1998 by the exercise of options by Mr. Young and by $79,052 during the quarter ended April 30, 1998. The note was further reduced by $50,000 during the quarter ended July 31, 1998. Revenues to date have provided insignificant funding of working capital because of the development stage status of the company and the limited test marketing programs.

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

During the development stage the Company incurred losses that reflect the development stage activity of researching and test marketing its products. The Company paid $29,500 to the Bureau of Land Management in the fiscal year ended January 31, 1997 and $29,500 in the fiscal year ended January 31, 1998. In the future, approximately $29,500 will be due to the Bureau of Land Management in August of each year to satisfy claim maintenance fees on existing claims.

As the Company moves into the marketing phase, its need for the warehouse space in Austin, Texas has diminished somewhat and the Company has leased a portion of the warehouse to a tenant for approximately $900 per month with the Company continuing to use the remainder of the space.

During the fiscal year ended January 31, 1997, the Company issued 130,960 shares in private placements for $156,860 and issued 259,620 shares for service rendered to the Company and valued at $262,219. During the fiscal year ended January 31, 1998, the Company issued 582,000 shares in private placements for $815,000, 129,784 shares for services rendered to the Company and valued at $132,380, 13,555 shares for equipment valued at $15,250, 25,000 shares through the exercise of an option to a director for $9,375 and 100,000 shares through the exercise of an option to an officer and director for $37,500 in debt relief. During the six months ended July 31, 1997, the Company issued 201,600 shares in a private placement for $252,000 and issued 62,339 shares for services rendered to the Company and valued at $62,294. During the six months ended July 31, 1998, the Company issued 660,983 shares in a private placement for $937,904, 25,421 shares for services rendered to the Company and valued at $44,178 and issued 82,063 shares for equipment valued at $121,600.

The Company realizes gross profit margins generally ranging from 20% to 35% on its product sales depending on product line and pricing levels. While still in the test marketing phase, for the fiscal years ended January 31, 1996, January 31, 1997, January 31, 1998 and for the period from the inception date on February 9, 1984 to January 31, 1998, the Company had average gross profit margins of 35%, 30%, 30% and 35% respectively. Bringing the Oregon milling facility into production should also decrease costs, thereby allowing the Company to increase gross profit margins or reduce selling prices to facilitate increasing market share on each of the products sold by the Company. Quantity discounts on bag purchases for certain of the Company's products could result in up to a 15% increase in the gross profit percent. At current operating expense levels and with the anticipated product sales mix, the Company estimates its break-even at approximately $125,000 in sales per month or $1,500,000 in sales per year. For the period from the inception date on February 9, 1984 to July 31, 1998, the Company had an average gross profit margin of 35%. For the six months ended July 31, 1998 and 1997, the Company realized gross profit margins of 30% and 13%, respectively on revenues of $26,224 and $36,454, respectively.

At July 31, 1998, the Company had $18,700 in bank debt outstanding relative to transportation equipment. All accounts payable and accrued expenses are paid when due or sooner when discounts are available.

RESULTS OF OPERATIONS

Because the Company is a development stage enterprise, it has incurred losses in each of its fiscal years ended January 31, 1996, 1997 and 1998 and for the six months ended July 31, 1997 and July 31, 1998. This is due to the Company incurring operating expenses during a time when most of the efforts were expended in product and market development and other areas not directly related to marketing while positioning the Company to implement various marketing programs.

During the fiscal year ended January 31, 1996, sales declined to $26,070 as the Company's management concentrated on the revamping of existing marketing structures in retail outlets, the design of a marketing program to market agricultural products through feed dealers, the development of the conceptual framework for marketing the smaller packaged products through a direct sales organization, the development of a relationship with an import company in France to market products in France and the acquisition of a milling facility in Oregon. During the fiscal year ended January 31, 1997 revenues increased to $69,293, or 166% over the previous year, as the Company began to realize revenues from the agricultural marketing programs in the United States and France. During the fiscal year ended January 31, 1998 revenues decreased to $47,472 from $69,293 the previous year, or, 31%, due to lower orders from the French distributor resulting from milder weather conditions in France. Revenues for the six months ended July 31, 1998 decreased to $26,224 from $36,454 for the same period of the previous year as the management focused on getting the Oregon production facility into production and the employment of personnel to operate the plant.

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

Net General and Administrative Expenses increased by approximately $117,000 during the six months ended July 31, 1998 as compared to the same period of the previous year mostly due to payroll increases relating to the employment of the Vice President of Production and employees for the Oregon milling facility and increased fees and costs associated with bringing the Oregon facility into production. Depreciation expenses increased by approximately $15,700 during this same time period due to increased depreciation expense relative to the new milling equipment.


In May 1998, the Company paid off a note payable of approximately $125,000 on the warehouse/plant facility in Austin, Texas.

The Company has maintained current ratios of 0.77, 0.47 and 1.10, respectively, for the fiscal years ended January 31, 1998, 1997 and 1996.
The lower current ratio for the fiscal years ended January 31, 1998 and 1997, results from the classification as short term debt of $ 179, 052 and $202,385, respectively, owing to Austin-Young, Inc., the major stockholder of the Company. Current ratios for the six months ended July 31, 1998 and 1997 were
6.47 and 0.51, respectively. The improved current ratio results from the payment of approximately $277,000 of current bank debt.


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

Management has begun a limited marketing campaign, based on available capital, of its products in certain market areas of the United States and in France. Several distributors have been signed to distribute the products and discussions are being held with others and are in different stages of completion which usually requires extensive testing and approval by each of the wholesale or retail outlets. The Company continues to sell some of its smaller packaged products through several of the retail outlets that participated in the test marketing program for the products. During the six months ended July 31, 1998, the Company began cat litter shipments to Drug Emporium in the northwestern United States, Smith's Food and Drug Centers in a nine state region, Randall's, Albertson's and Fleming Companies in the Texas and Louisiana markets, and has received approvals for shipments to Krogers and Tom Thumb as well. These additional market areas makes the Company's products available for sale in at least 15 states.

The Company has completed design and packaging for products such as Mother Earth Cat Litter and Soil Enhancer, White Buffalo , Stall Fresh, Stinky
Pinkys and Shoe Fresh as well as eight other products. The Company is also working the conceptual framework of various other products using the zeolite minerals present in its existing product line. This includes the impregnation of zeolites with pesticides, herbicides and fertilizers for use in fields, pastures and gardens as well as chemicals to help eradicate fire ants. The Company is also planning the introduction of at least two new products including a lawn and garden product and a multi-purpose product during the next fiscal year.

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




                               PART II
                          OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

During the quarter ended July 31, 1998, there were no material pending or threatened legal proceedings against the Company or its directors, officers, affiliates and owners of record or beneficially of more than five percent of any class of voting securities of the Company nor was there any associate of any such director, officer, affiliate or security-holder who is a party in any action that is adverse to the Company or its subsidiary.

On or about May 25, 1998, the Company received service on a lawsuit (Cause No. 9804737) that was filed in the 126th Judicial District Court of Travis County, Texas by Mr. Charles R. Walden, Jr. (former President of the Company).
Named as defendants in the lawsuit were American Absorbents Natural Products, Inc. and Terry L. Young. Prior to receiving service on the lawsuit, the Company had filed a lawsuit against Mr. Walden seeking the return and cancellation of 200,000 common shares he had been sold at a reduced rate pursuant to a 30 month note by Austin Young, Inc. in return for future services to the Company to get the Company beyond the development stage. Mr. Walden's services to the Company terminated for cause within 60 days of the transaction and more than 3 years prior to the Company moving beyond the development stage. Subsequent to the sale by note of the shares to Mr. Walden by Austin Young, Inc., the Company purchased the note from Austin Young. The Company seeks to have these shares canceled for the benefit of all shareholders for failure on Mr. Walden's part to perform the required services and failure to pay the note when due in August, 1997. The Company's management does not expect this litigation to have any material impact on the Company, its management or its operations.

On or about July 6, 1998, the Company filed a Complaint For Declaratory Relief (Case No. 98-07-145-CV) in the Circuit Court of the State of Oregon for the County of Harney against David Calkins seeking the removal of a Claim of Lien Upon Chattels. Mr. Calkins was contracted by the Company to install milling equipment for the Company in its Oregon Milling Facility. Mr.
Calkins alleged that he was not completely paid for the installation and filed a Claim of Lien Upon Chattels (No. 980681) in the amount of $10,806.37. The Company alleges that, after deducting items that were completed without the Company's approval and for the personal benefit of Mr. Calkins and after paying directly to Service Providers items that were billed to the Company by Mr. Calkins, the contract fees were all paid to Mr. Calkins. The Company's management does not expect this litigation to have any material impact on the Company, its management or its operations.

ITEM 2.  CHANGES IN SECURITIES.

During the quarter ended July 31, 1998, there were no material modifications to instruments defining the rights of the holders of any class of registered securities nor were the rights evidenced by any class of registered securities materially limited or qualified by the issuance or modification of any other class of securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended July 31, 1998, there was no material default in the payment of principal, interest, sinking or purchase fund installments, or any other material default not cured within 30 days, with respect to any indebtedness of the Company exceeding five percent of the total assets of the Company, nor was there any material arrearage in the payment of dividends with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company ( The Company currently has no dividend policy or preferred stock outstanding).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

During the quarter ended July 31, 1998, no matters were submitted to a vote of security-holders through the solicitation of proxies at a Meeting of
Shareholders:

ITEM 5.  OTHER INFORMATION.

During the quarter ended July 31, 1998, there was no information not previously reported on Form 8-K to include under this item.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


  Pages

(a)   (1)   The following financial statements are included in Part I, Item 1:

Consolidated Balance Sheets
July 31, 1998 and January 31, 1998                 4-5

Consolidated Statements of Operations
Six months and quarters
ended July 31, 1998 and 1997                         6

Consolidated Statements of Stockholders'
Equity (Deficit) - period ended
July 31, 1998                                      7-10

Consolidated Statements of Cash Flows
Six months and quarters
ended July 31, 1998 and 1997                      11-12



                Notes to Consolidated Financial

Statements                                         13-17


(3) The following exhibits for the six months and quarters ended July 31, 1998 and 1997, are submitted herewith:

  Exhibit 11 - Computation of
   Per Share Earnings (Loss)                         24

  Exhibit 21 - Subsidiary of the
  Registrant                                         25


All other exhibits are omitted since the required information is included in the financial statements or notes thereto, or since the required information is either not present, not present in sufficient amount or is not applicable.


(b)  No reports were filed on Form 8-K during the quarter ended July 31, 1998













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

Date:  September 11, 1998



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in their capacities and on the dates indicated.


Signature                       Title                    Date


__________________________  Chairman, Chief Executive  September 11, 1998
 Terry L. Young             Officer and Director



__________________________President, Chief Financial Officer,September 11, 1998
David W. Redding          Treasurer, Principal Accounting
                          Officer and Director





























              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
 EXHIBIT 11 - STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS (LOSS)





                                                            From Inception
        Six Months   Six Months  Three Months Three Months  Ended(February
          Ended       Ended         Ended      Ended        9,  1984)
     July 31, 1998 July 31, 1998 July 31, 1997 July 31, 1998  July 31, 1997

Primary and
Fully Diluted:

Average Shares
Outstanding
        7,025,578  5,637,694     6,993,350     5,637,694     2,402,100



Net Loss (365,235) (215,439)$   (114,543)     (3,029,792)   (240,148)


Earnings (Loss)
Per Share  (.05)     (.04)         (.03)            (1.26)    (.02)


              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
              EXHIBIT 21 - SUBSIDIARY OF THE REGISTRANT


 Name Jurisdiction of Incorporation American Absorbents, Inc.
 Texas


The corporation listed is a wholly owned subsidiary of the Registrant, and is included in the consolidated financial statements.