Form 10QSB
period 1998-10-31
AMERICAN ABSORBENTS NATURAL PRODUCTS INC
filed 1998-12-15
CIK 914553

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549
                         FORM 10-QSB

OMB Approval                                    Expires:  Approval Pending
OMB Number: xxxx-xxxx                           Estimated Average Burden Hours
Per Response: 1.0

      (Mark One)
X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarterly period ended October 31, 1998
Transition report under Section 13 or 15(d) of the Exchange Act
       For the transition period from             to           .

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


                              512-266-2481.
             (Issuer's Telephone Number, Including Area Code)
______________________________________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                            Report)

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


                 APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: October 31, 1998----7,198,718 ($0.001 par value) common shares






                                PART I
                        FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The following interim consolidated financial statements as of October 31, 1998 for the nine months and quarters then ended, are unaudited, but in the opinion of management, have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with those of the annual audited financial statements and in conformity with the instructions provided in Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete audited financial statements. Such interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which management considered necessary for a fair presentation of the financial position and the results of operations for the quarters presented. The results of operations for the quarters presented are not necessarily indicative of the results to be expected for the year ending January 31, 1999. The interim consolidated financial statements should be read in connection with the audited consolidated financial statements for the year ended January 31, 1998.










































              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                            AND SUBSIDIARY
                    (A Development Stage Company)
                  Consolidated Financial Statements
                For the Nine Months and Quarters Ended
                      October 31, 1998 and 1997
                             (Unaudited)



                                INDEX

PART I. FINANCIAL INFORMATION                        PAGE NUMBERS



ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)                  4



        CONSOLIDATED BALANCE SHEETS AT OCTOBER 31,       4-5
        1998 AND JANUARY 31, 1998



        CONSOLIDATED STATEMENT OF OPERATIONS FOR          6
        THE NINE MONTHS AND QUARTERS
        ENDED OCTOBER 31, 1998 AND 1997



        CONSOLIDATED STATEMENTS OF STOCKHOLDERS'         7-10
        EQUITY FROM INCEPTION ON
        FEBRUARY 9, 1984 THROUGH OCTOBER 31, 1998



        CONSOLIDATED STATEMENT OF CASH FLOWS FOR        11-12
        THE NONE MONTHS AND QUARTERS
        ENDED OCTOBER 31, 1998 AND 1997



        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS    13-17



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF         18-21
        FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS





PART II.OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS                                 21



ITEM 2. CHANGES IN SECURITIES                             22



ITEM 3. DEFAULTS UPON SENIOR SECURITIES                   22



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS      22



ITEM 5. OTHER INFORMATION                                 22



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                  22



        SIGNATURES                                        23











              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                            AND SUBSIDIARY
                    (A Development Stage Company)
                     Consolidated Balance Sheets
                October 31, 1998 and January 31, 1998
                             (unaudited)

                                ASSETS

                                               October 31,     January 31,
                                                   1998          1998

CURRENT ASSETS
     Cash                                     $  32,010     $  24,642

     Accounts receivable                        102,076          972

     Prepaid expenses                            64,583       89,208

     Inventory                                  273,074      242,406



    Total Current Assets                        471,743       357,228



   PROPERTY AND EQUIPMENT                        729,699       538,151



    OTHER ASSETS

    Mining claims                               5,081,669     5,081,669

    Notes receivable                                5,000         5,000

    Certificates of deposit                        15,000        15,000


    Business development costs                  41,159             -



    Total Other Assets                          5,142,828     5,101,669



                                              $  6,344,270  $  5,997,048


The accompanying notes are an integral part of these financial statements







              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                            AND SUBSIDIARY
                    (A Development Stage Company)
               Consolidated Balance Sheets (Continued)
                October 31, 1998 and January 31, 1998
                             (unaudited)

                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                             October 31,    January 31,
                                                1998          1998

CURRENT LIABILITIES


Accounts payable and accrued expenses     $        1,670    $  156,915

Note payable-related party                        50,000       179,052

Note payable                                      17,673       125,000



Total Current Liabilities                         69,343       460,967



COMMITMENTS AND CONTINGENCIES (See Notes)



STOCKHOLDERS' EQUITY



Common stock; authorized 50,000,000
common shares at $0.001 par value;
7,198,718 and 6,210,439 shares issued
and outstanding, respectively                     7,199         6,211

Capital in excess of par value                9,481,344     8,194,427

Deficit accumulated during the
development stage                             (3,213,616)    (2,664,557)




  Total Stockholders' Equity                  6,274,927     5,536,081

                                            $  6,344,270  $  5,997,048


The accompanying notes are an integral part of these financial statements








              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                            AND SUBSIDIARY
                    (A Development Stage Company)
                Consolidated Statements of Operations
                      October 31, 1998 and 1997
                             (unaudited)


                                                             From Inception
           Nine Months Nine Months Three Months Three Months (February 9,1997)
            10/31/98    10/31/97    10/31/98      10/31/97   to Oct. 31, 1998

REVENUES



Net sales   $139,079   $45,250      $112,855      $8,796     $426,207

Cost of
goods sold   83,354     40,359        64,984       8,804    269,211



Gross
Profit       55,725     4,891        47,871         (8)    156,996



EXPENSES



General and
administrative 561,326 365,941      206,866   128,288     3,246,452

Depreciation    49,940  13,592      26,825      6,198    136,175
and amortization



Total
expenses      611,266  379,533      233,691    134,486  3,382,627



Other Income/(Expense)

Rent            5,917    -0-         1,801       -0-     13,822

Interest          565    -0-           195       -0-        740



Net loss before provision
for income taxes (374,642)  (183,824) (134,494) (3,211,069)  (549,059)





Provision for           -0-       -0-        -0-         -0-      2,549
income taxes



Net loss          $ (549,059)   $(183,824) $(134,494) $(3,213,618)  (374,642)






Weighted average
loss per share         (.08)       (.06)      (.03)       (1.29)     (.02)



Average shares
outstanding
                   7,198,718      5,968,218   7,198,718    5,968,218 2,490,100

The accompanying notes are an integral part of these financial statements






              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                            AND SUBSIDIARY
                    (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity
        From Inception on February 9, 1984 to October 31, 1998
                             (unaudited)

                                                                    Deficit
                                                                    Accumulated
                                                     Additional     During the
                                     Common Stock     Paid-in       Development
                                  Shares    Amount    Capital       Stage



Balance at Inception-
February  9, 1984                    -      $  -      $  -       $  -



Issuance of common stock
   for cash                         37,500       38      962      -


Expenses paid by shareholders for the
years ended January 31, 1990           -        -       518      -


Net loss for the years ended January    -       -        -     (1,618)
31, 1990



Balance, January 31, 1990            37,500     1,480  $(1,618)     38




Issuance of common stock for services 391,000     391    7,429      -
rendered in August 1990



Issuance of common stock in September
1990 for various                       50,000      50   198,890      -
assets from Austin-Young, Inc.



Issuance of common stock for
distribution licenses from Global
Environmental  Industries (GEI) for UT  50,000      50  37,070        -
& WA, September
1990



Contribution from Austin-Young, Inc.       -       -     13,500       -



Issuance of common stock for services   12,500      12   37,488      -
rendered in October 1990



Net loss for the year ended January       -         -       -       (57,756)
31, 1 991



Balance, January 31, 1991            541,000        541   $295,857  $(59,374)



Common stock returned in exchange for
common stock of GEI in March 1991    (17,000)      (17)  (85,423)        -



Repurchase of common stock from
Austin-Young, Inc. in                (338,000)    (338)  (64,682)        -
May 1991



Cancellation of common shares            (20,000)     (20)       20      -



Issuance of common stock for the
purchase of product from                   10,000       10   74,990      -
Steelhead Specialty Minerals in August
1991


The accompanying notes are an integral part of these financial statements





                 AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                             AND SUBSIDIARY
                       (A Development Stage Company)
              Consolidated Statements of Stockholders' Equity (Continued)
            From Inception on February 9, 1984 to October 31, 1998
                                (unaudited)

                                                                     Deficit
                                                                     Accumulated
                                                        Additional   During the
                                         Common Stock   Paid-in   Development
                                       Shares   Amount  Capital      Stage

Issuance of common stock for the
purchase of mining claims in           13,214      13   184,987         -
October 1991



Common stock canceled by             (20,000)     (20)      20          -
officers/directors in January 1992


Contribution from Austin-Young, Inc.     -         -       17,000     -


Net loss for the year ended
January 31, 1992                          -        -        -      (93,315)



Balance, January 31, 1992           169,214   $ 169  $ 422,769    $(152,689)



Issuance of common stock for the
acquisition of Geo-                 701,800    702    96,442         -
Environment Services, Inc.
in February   1992



Issuance of common stock for the
purchase of mining claims           243,000     243  4,859,757       -
in March 1992



Common stock canceled by officers and
directors in                        (32,430)    (32)      32        -
June 1992



Cancellation of fractional shares
due to reverse stock split             (21)      -        -         -



Contribution by Austin-Young, Inc.       -        -     10,000     -



Issuance of common stock (pursuant to a
repurchase agreement
in May, 1991) to Austin-Young, Inc. for  3,380,000  3,380  61,620    -
relief of debt in July
1992



Net loss for the year
ended January 31, 1993                     -            -      -   (136,304)



Balance, January 31, 1993             4,461,563   4,462   5,450,620 $(288,993)



Issuance of common stock for services
rendered in                              17,800      18    26,682     -
June 1993



Issuance of common stock to
Austin-Young, Inc. in                     12,000      12    35,988     -
June 1993



Issuance of common stock for cash          66,667      67   199,936     -
October 1993
[/TABLE]



The accompanying notes are an integral part of these financial statements

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                              AND SUBSIDIARY
                         (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Continued)
            From Inception on February 9, 1984 to October 31, 1998
                                (unaudited)

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




   The accompanying notes are an integral part of these financial statements





                  AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Continued)
            From Inception on February 9, 1984 to October 31, 1998
                                  (unaudited)

                                                                      Deficit
                                                                    Accumulated
                                                          Additional  During the
                                          Common Stock   Paid-in    Development
                                        Shares    Amount  Capital     Stage

Issuance of common stock for cash  in
a private                              130,960    131    156,729      -
offering



Issuance of common stock for services   259,620      260    262,359      -


Net loss for the year ended January       -         -         -      (464,662)
31, 1997


Balance, January 31, 1997           5,360,100 $   5,361$ 7,270,816 $(2,175,032)



Issuance of common stock for cash in
a private offering                     582,000     582      729,843      -
   (Net of commissions of $84,575)



Issuance of common stock for services   129,784      130    131,782      -



Issuance of common stock for purchase    13,555       13     15,236      -
of equipment



Issuance of common stock for cash
pursuant to a stock option               25,000       25      9,350      -
     plan



Issuance of common stock for partial
redemption of a note                    100,000      100     37,400      -
     pursuant to a stock option plan



Net loss for the year ended January       -         -         -      (489,525)
31, 1998



Balance, January 31, 1998        6,210,439 $    6,211$  8,194,427$ (2,664,557)



Issuance of common stock for cash in
a private offering                      660,983        661  937,243      -
     (Net of commissions of $53,290)



Issuance of common stock for the         81,763       81    120,872      -
purchase of equipment



Issuance of common stock for services     3,500        4      5,246      -



Issuance of make-up shares in a          46,672       47         47      -
private offering amendment



Issuance of common stock for the            300        -        600      -
purchase of equipment



Issuance of common stock for services    49,285       49     63,080      -



Issuance of common stock for cash in    145,776      146    159,829      -
a private offering



Net loss for the nine months ended        -         -         -      (549,059)
October 31, 1998



Balance, October 31, 1998            7,198,718 $   7,199$ 9,781,344$(3,213,616)


The accompanying notes are an integral part of these financial statements


                        AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                    AND SUBSIDIARY
                             (A Development Stage Company)
                           Consolidated Statements of Cash Flows


                                                                From Inception
                                                                 (February 9,
                                                                     1997)
            Nine Months  Nine Months Three Months Three Months   To Oct. 31,
              10/31/98     10/31/97   10/31/98       10/31/97       1998


CASH FLOWS FROM
OPERATING ACTIVITIES

Net Loss    (549,059)     (374,642)  (183,824)       (134,494)   (3,213,616)

Depreciation   49,940       13,592     26,825           6,198       136,175
and amortization

   (increase)
decrease in   (101,104)   (26,562)    (92,671)     (6,152)    (102,076)
   receivables


   Decrease
(increase) in         24,625    (7,375)    (22,129)    (22,125)     (64,583)
prepaid
   expenses

   Decrease         (60,668)      9,982      57,680       (375)    (273,074)
(increase) in inventory

   Increase        (155,245)   (38,494)         107         643        1,670
(decrease) in payables

   Loss from             -0-        -0-         -0-         -0-        1,560
disposal of fixed asset

   Stock issued       68,379     74,595      24,201      12,301      860,080
for services

   Expenses paid         -0-        -0-         -0-         -0-      149,018
by shareholder



      Net cash
used by operating  (693,132)  (348,904)   (189,811)   (144,004)  (2,504,846)
      activities



CASH FLOWS FROM
INVESTING ACTIVITIES

   Purchase of     (330,422)   (77,616)   (125,632)    (15,505)    (782,713)
fixed assets

   Purchase              -0-        -0-         -0-         -0-     (15,000)
certificates of deposit

   Purchase of           -0-        -0-         -0-         -0-     (26,958)
product tradenames

   Purchase of           -0-        -0-         -0-         -0-      (5,000)
note receivable

   Organization costs      -0-      -0-         -0-         -0-      (1,524)

   Sale-mining           -0-        -0-         -0-         -0-        7,920
development costs

   Business         (45,259)        -0-         -0-         -0-     (45,259)
development costs

   Purchase of           -0-        -0-         -0-         -0-     (58,599)
mining claims

   Sale of licenses      -0-        -0-         -0-         -0-      150,000

   Purchase of stock      -0-       -0-         -0-         -0-     (65,000)



      Net cash
used by investing  (375,681)   (77,616)   (125,632)    (15,505)    (842,133)
      activities



CASH FLOWS FROM
FINANCING ACTIVITIES

   Issuance of     1,287,905    584,800     276,124     317,439    3,198,328
common stock

   Issuance of        24,655        -0-         -0-         -0-      671,865
notes payable

   Principal
payments on        (236,379)        -0-     (1,027)         -0-    (491,204)
long-term
   debt



      Net cash
provided by        1,076,181    584,800     275,097     317,439    3,378,989
      financing activities



Net (decrease)      (40,346)    157,930       7,368    158,280       32,010



Cash at beginning     72,356     24,642       1,078      1,428        -0-



Cash at end of period  32,010    159,358      32,010       159,358     32,010



   The accompanying notes are an integral part of these financial statements





                  AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)
               Consolidated Statements of Cash Flows (Continued)


                                                              From Inception
                                                              (February 9,
                                                                1984) to
             Nine Months Nine Month Three Months Three Months  Oct. 31, 1998
              10/31/98     10/31/97    10/31/98    10/31/97


SUPPLEMENTAL CASH FLOWINFORMATION:


CASH PAID FOR:

   Interest       7,750    15,942       1,350          5,136      33,109


   Income Taxes    -0-        -0-         -0-         -0-        2,447





NON-CASH TRANSACTIONS:

   Stock issued          -0-        -0-         -0-         -0-    5,045,000
for mining claims

   Stock issued
for down payment         -0-        -0-                     -0-       30,000
   on building

   Stock issued       63,101     74,595      24,201      12,301      854,802
for services

   Stock issued
for stock of Geo-        -0-        -0-                     -0-       97,144
   Environmental
Services, Inc.

   Stock issued          -0-        -0-                     -0-       75,000
for inventory

   Stock issued
for assets of
   Austin-Young,         -0-        -0-                     -0-      236,060
Inc. and Global
   Environmental Industries

   Stock issued      121,600     24,332         -0-       8,970      136,849
for mill equipment

   Stock issued
for partial              -0-        -0-         -0-         -0-       37,500
   redemption of note
























   The accompanying notes are an integral part of these financial statements

                  AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                               October 31, 1998
                                  (unaudited)


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

       On May 6, 1991, the Company changed its name to Geo-Environmental Resources, Inc. and is now developing its involvement in the distribution of zeolite, a mineral product which is an absorbent and has many potential uses such as oil and gas well cleanup, shoe and refrigeratorfreshener, landfill absorption, and other agricultural uses.

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




              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                            AND SUBSIDIARY
                    (A Development Stage Company)
            Notes to the Consolidated Financial Statements
                           October 31, 1998
                             (unaudited)




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Inventories
       Inventories are stated at the lower of cost (FIFO method) or market, and consist of finished goods and packaging materials.

       Accounts Receivable
      Accounts receivable are shown net of the allowance for doubtful accounts. This amount was determined to be $0 and $0 at October 31, 1998 and 1997 after writing off all accounts determined to be uncollectible.

       Prepaid Expenses
       Prepaid expenses at October 31, 1998 consist of the following:

Prepaid mining land lease               $
                                       24,583

Prepaid fees                           40,000

                                 $     64,583

       Business Development Costs
       Business development costs of $41,159 at October 31, 1998 consists of slotting fees.

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




              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                            AND SUBSIDIARY
                    (A Development Stage Company)
            Notes to the Consolidated Financial Statements
                           October 31, 1998
                             (unaudited)

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

       In August of 1991 the Company issued 10,000 shares of stock at $7.50 per share for the rights to two zeolite products of Steelhead Specialty Mineral, Inc. In October, 1998, these rights and inventory were sold to Hickory Brands, Inc. for a total of $63,000 with the Company retaining a 5% royalty on future sales for 10 years.

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





              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                            AND SUBSIDIARY
                    (A Development Stage Company)
            Notes to the Consolidated Financial Statements
                           October 31, 1998
                             (unaudited)



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

NOTE 6 - PRIVATE PLACEMENT OF COMMON STOCK

       During the quarter ended October 31, 1998, 145,776 shares of common stock were issued in a private placement for $159,975 cash which was net of brokerage commissions. Another 27,364 common shares were issued to officers for services valued at $24,201.




              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                            AND SUBSIDIARY
                    (A Development Stage Company)
            Notes to the Consolidated Financial Statements
                           October 31, 1998
                             (unaudited)

       NOTE 7 - COMMITMENTS AND CONTINGENCIES

       The Company has sold three private placements that include a royalty payment. One private placement sold includes a $3 per ton per minimum investment on 6,000 tons of zeolite mined and sold. Total royalties paid per minimum investment will be $18,000. Two private placements sold include a $2 per ton per minimum investment on 10,000 tons of zeolite mined and sold. Total royalties paid per minimum investment will be $20,000. The royalties will be paid simultaneously ($5 per ton) to the shareholders proportionately once the zeolite has been mined and sold. The Company may increase the amount of the royalty payment to any holder of the royalty right above the specified dollar per ton royalty, but in no event will the total royalty payment exceed the maximum per investment. The increase in the royalty amount paid would only decrease the time limit in which the holder of a royalty right would receive the total royalty amount. Royalty payments will be made quarterly after the Company has made its quarterly financial statement filing with the Securities and Exchange Commission and determined the total tonnage that has been mined, milled and sold during the quarter.

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

NOTE 9 - YEAR 2000 ISSUES

       All equipment and computer systems utilized by the Company in-house are Year 2000 (Y2K) compliant. Most vendors used by the Company for packaging materials used in packaging its products are large companies and the Company expects that these companies will be Y2K compliant, although the Company has received no written notification of this. Since the Company is in the developing stage, it does not need to maintain large inventories of these materials in order to fill orders. However, the Company plans to inventory sufficient quantities of these materials to be capable of shipping several months of orders should third parties incur Y2K problems. The cost of increasing the inventory levels is estimated at less than $50,000 which will be paid from available cash.









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


LIQUIDITY

Austin Young, Inc., the major stockholder of the Company, has provided, through loans and equity funding, any deficiencies to the necessary working capital during the development stage, but expects funding from private placements and other offerings will be sufficient for future development costs. Austin Young, Inc. provided a small portion ($7,000) of the Company's operating capital during fiscal year 1997 through advances on behalf of the Company. The Company owed $202,385 to Austin Young, Inc. at October 31, 1997 and $50,000 at October 31, 1998. The balance owing to Austin Young, Inc. was reduced by $23,333 in principal and $14,167 in accrued interest during the fiscal year ended January 31, 1998 by the exercise of options by Mr. Young and by $79,052 during the quarter ended April 30, 1998. The note was further reduced by $50,000 during the quarter ended July 31, 1998. Revenues to date have provided insignificant funding of working capital because of the development stage status of the company and the limited test marketing programs.

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

During the fiscal year ended January 31, 1997, the Company issued 130,960 shares in private placements for $156,860 and issued 259,620 shares for services rendered to the Company and valued at $262,219. During the fiscal year ended January 31, 1998, the Company issued 582,000 shares in private placements for $815,000, 129,784 shares for services rendered to the Company and valued at $132,380, 13,555 shares for equipment valued at $15,250, 25,000 shares through the exercise of an option to a director for $9,375 and 100,000 shares through the exercise of an option to an officer and director for $37,500 in debt relief. During the nine months ended October 31, 1997, the Company issued 512,000 shares in a private placement for $584,800 and issued 71,287 shares for services rendered to the Company and valued at $74,595. During the nine months ended October 31, 1998, the Company issued 853,431 shares in a private placement for $1,097,973, 52,785 shares for services rendered to the Company and valued at $68,379 and issued 82,063 shares for equipment valued at $121,553.

The Company realizes gross profit margins generally ranging from 20% to 35% on its product sales depending on product line and pricing levels. While still in the test marketing phase, for the fiscal years ended January 31, 1996, January 31, 1997, January 31, 1998 and for the period from the inception date on February 9, 1984 to January 31, 1998, the Company had average gross profit margins of 35%, 30%, 30% and 35% respectively. Bringing the Oregon milling facility into production should also decrease costs, thereby allowing the Company to increase gross profit margins or reduce selling prices to facilitate increasing market share on each of the products sold by the Company. Quantity discounts on bag purchases for certain of the Company's products could result in up to a 15% increase in the gross profit percent. At current operating expense levels and with the anticipated product sales mix, the Company estimates its break-even at approximately $2,000,000 in sales per year. For the period from the inception date on February 9, 1984 to October 31, 1998, the Company had an average gross profit margin of 37%. For the nine months ended October 31, 1998 and 1997, the Company realized gross profit margins of 40% and 11%, respectively on revenues of $139,079 and $45,250, respectively.

At October 31, 1998, the Company had $17,673 in bank debt outstanding relative to transportation equipment. All accounts payable and accrued expenses are paid when due or sooner when discounts are available.


RESULTS OF OPERATIONS

Because the Company is a development stage enterprise, it has incurred losses in each of its fiscal years ended January 31, 1996, 1997 and 1998 and for the nine months ended October 31, 1997 and October 31, 1998. This is due to the Company incurring operating expenses during a time when most of the efforts were expended in product and market development and other areas not directly related to marketing while positioning the Company to implement various marketing programs.

During the fiscal year ended January 31, 1996, sales declined to $26,070 as the Company's management concentrated on the revamping of existing marketing structures in retail outlets, the design of a marketing program to market agricultural products through feed dealers, the development of the conceptual framework for marketing the smaller packaged products through a direct sales organization, the development of a relationship with an import company in France to market products in France and the acquisition of a milling facility in Oregon. During the fiscal year ended January 31, 1997 revenues increased to $69,293, or 166% over the previous year, as the Company began to realize revenues from the agricultural marketing programs in the United States and France. During the fiscal year ended January 31, 1998 revenues decreased to $47,472 from $69,293 the previous year, or, 31%, due to lower orders from the French distributor resulting from milder weather conditions in France. Revenues for the nine months ended October 31, 1998 increased to $139,079 from $45,250 for the same period of the previous year as the management focused on beginning cat litter marketing programs and made arrangements for the sale of its shoe products lines.

Ownership of its own zeolite deposits should allow the Company to better control its cost of sales since zeolite is the major raw material used in its products. The Company also has negotiated mining arrangements with mining companies to eliminate large capital requirements that would be necessary to acquire equipment.

General and administrative expenses have increased steadily since January 31, 1991, as the Company developed more roducts and added personnel to test market products. Depreciation and amortization expenses since inception have remained low because the Company has contracted many of its needs that would otherwise require capital expenditures.

Approximately $22,400 of the operating expenses for the fiscal year ended January 31, 1996, were funded through S-8 Registration Statements.
Approximately $262,000 of services were acquired during the fiscal year ended January 31, 1997 and $132,380 of services were acquired for the fiscal year ended January 31, 1998 through the issuance of common stock. Net
General and Administrative Expenses increased by approximately $75,000 during the fiscal year ended January 31, 1997, from $393,000 to $468,000. Of this increase in general and administrative expenses, legal and accounting expenses increased by $9,700, interest expense by $2,400, rent expense by $13,000, repairs and maintenance by $1,200, miscellaneous expense by $2,200 and professional services by $190,000. Professional services included shares of stock that were issued to officers and directors as compensation for their services. Decreases to the general and administrative accounts include zeolite lease expense ($52,500), printing, postage and office expenses ($11,100), travel and entertainment ($7,700), advertising ($5,700), business promotion ($2,950), contract labor ($4,000), insurance ($4,000), salaries and wages ($27,000), property taxes ($700), and payroll taxes ($1,200). Other accounts accounted for the remaining difference. Net general and administrative expenses only increasedby approximately $29,000 during the fiscal year ended January 31, 1998. The increase was mostly due to increases in payroll as Terry L. Young was added to the Company's payroll.

Net General and Administrative Expenses increased by approximately $195,000 during the nine months ended October 31, 1998 as compared to the same period of the previous year mostly due to payroll increases relating to the employment of the Vice President of Production and employees for the Oregon milling facility and increased fees and costs associated with bringing the Oregon facility into production and additional marketing personnel. Depreciation expenses increased by approximately $36,348 during this same time period due to increased epreciation expense relative to the new milling equipment and amortization of business development costs associated entering the cat litter marketplace.

In May 1998, the Company paid off a note payable of approximately $125,000 on the warehouse/plant facility in Austin, Texas.

The Company has maintained current ratios of 0.77, 0.47 and 1.10, respectively, for the fiscal years ended January 31, 1998, 1997 and 1996. The lower current ratio for the fiscal years ended January 31, 1998 and 1997, results from the classification as short term debt of $ 179, 052 and $202,385, respectively, owing to Austin-Young, Inc., the major stockholder of the Company. Current ratios for the nine months ended October 31, 1998 and 1997 were 6.80 and 1.06, respectively. The improved current ratio results from the payment ofapproximately $277,000 of current bank debt.


INFLATION

The Company does not expect inflation to have any material effect on its revenues, costs or overall operation. Since the Company owns its own zeolite deposits for the main raw material used in its products, inflation would generally give the Company a competitive edge over companies that do not own their own deposits. The Company expects that any increased costs for the packaging materials used in its products can be off-set by price increases without losing any competitive edges since all other competitors will face the same price increases. The Company is using quality, less expensive plastic packaging for its Stall Fresh product and may pursue plastic packaging for other products as well.


PLAN OF OPERATIONS

Management believes that it can continue to fund its operations through private placements or funds received from the major stockholder until a public stock offering can be completed or revenues reach the level (approximately $2,000,000 per year) at which the gross profits attained will sustain and finance the operations. The Company will have to raise a more significant amount of equity in order to expand its operations at a more rapid rate.

Management has begun a limited marketing campaign, based on available capital, of its products in certain market areas of the United States and in France. Several distributors have been signed to distribute the products and discussions are being held with others and are in different stages of completion which usually requires extensive testing and approval by each of the wholesale or retail outlets. The Company continues to sell some of its smaller packaged products through several of the retail outlets that participated in the test marketing program for the products. During the current fiscal year, the Company began cat litter shipments to Drug Emporium in the northwestern United States, Smith's Food and Drug Centers in a nine state region and Randall's, Albertson's, Tom Thumb and Fleming Companies in the Texas and Louisiana markets.

The Company has completed design and packaging for products such as Mother Earth Cat Litter and Soil Enhancer, White Buffalo, Amzorb and Stall Fresh as well as eight other products. The Company is also working the conceptual framework of various other products using the zeolite minerals present in its existing product line. This includes the impregnation of zeolites with pesticides, herbicides and fertilizers for use in fields, pastures and gardens as well as chemicals to help eradicate fire ants. The Company is planning the introduction of a lawn and garden product during the next fiscal year.

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


YEAR 2000 ISSUES

All equipment and computer systems utilized by the Company in-house are Year 2000 (Y2K) compliant. Most vendors used by the Company for packaging materials used in packaging its products are large companies and the Company expects that these companies will be Y2K compliant, although the Company has received no written notification of this. Since the Company is in the developing stage, it does not need to maintain large inventories of these materials in order to fill orders. However, the Company plans to inventory sufficient quantities of these materials to be capable of shipping several months of orders should third parties incur Y2K problems. The cost of increasing the inventory levels is estimated at less than $50,000 which will be paid from available cash.






                               PART II
                          OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

During the quarter ended October 31, 1998, there were no material pending or threatened legal proceedings against the Company or its directors, officers, affiliates and owners of record or beneficially of more than five percent of any class of voting securities of the Company nor was there any associate of any such director, officer, affiliate or security-holder who is a party in any action that is adverse to the Company or its subsidiary.

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




ITEM 2.  CHANGES IN SECURITIES.

During the quarter ended October 31, 1998, there were no material modifications to instruments defining the rights of the holders of any class of registered securities nor were the rights evidenced by any class of registered securities materially limited or qualified by the issuance or modification of any other class of securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended October 31, 1998, there was no material default in the payment of principal, interest, sinking or purchase fund installments, or any other material default not cured within 30 days, with respect to any indebtedness of the Company exceeding five percent of the total assets of the Company, nor was there any material arrearage in the payment of dividends with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company ( The Company currently has no dividend policy or preferred stock outstanding).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

During the quarter ended October 31, 1998, no matters were submitted to a vote of security-holders through the solicitation of proxies at a Meeting of
Shareholders:

ITEM 5.  OTHER INFORMATION.

During the quarter ended October 31, 1998, there was no information not previously reported on Form 8-K to include under this item.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


  Pages

(a)   (1)   The following financial statements are included in Part I, Item 1:

            Consolidated Balance Sheets - October 31, 1998 and
             January 31, 1998----------------                          4-5

            Consolidated Statements of Operations - Nine months and
            quarters ended October 31,  1998 and 1997-----------        6

           Consolidated Statements of Stockholders' Equity (Deficit)
           - period ended   October 31, 1998--------- ----------       7-10

           Consolidated Statements of Cash Flows - Nine months and
           quarters ended October 31, 1998 and 1997--  ----------      11-12

          Notes to Consolidated Financial Statements-- ----------      13-17


       (3) The following exhibits for the nine months and quarters ended October 31, 1998 and 1997, are submitted herewith:

            Exhibit 11 - Computation of Per Share Earnings (Loss)--     24

            Exhibit 21 - Subsidiary of the Registrant- --------         25


All other exhibits are omitted since the required information is included in the financial statements or notes thereto, or since the required information is either not present, not present in sufficient amount or is not applicable.


(b)       No reports were filed on Form 8-K during the quarter ended October
          31, 1998.

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

Date:  December 9, 1998



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in their capacities and on the dates indicated.


Signature                        Title                  Date


                             Chairman, Chief Executive      December 9, 1998
Terry L. Young               Officer and Director


                        President, Chief Financial Officer, December 9, 1998
David W. Redding        Treasurer, Principal Accounting
                        Officer and Director





























              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
 EXHIBIT 11 - STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS (LOSS)





                                                            From Inception
          Nine Months Nine Months Three Months Three Months (February 9,
            Ended        Ended      Ended        Ended          1984)
          10/31/98      10/31/97   10/31/98     10/31/97    TO 10/31/98


Primary and
Fully Diluted:



Average
Shares
Outstanding 7,198,718    5,968,218    7,198,718    5,968,218      2,490,100



Net Loss   (549,059)     (183,824)    (134,494)    (3,213,618)   (374,642)






Earnings (Loss)
Per Share     (.08)          (.06)      (.03)           (1.29)       (.02)









































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