Form 10KSB
period 1999-01-31
AMERICAN ABSORBENTS NATURAL PRODUCTS INC
filed 1999-06-21
CIK 914553

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                  FORM 10-KSB

OMB Approval            Expires:  Approval Pending
OMB Number: xxxx-xxxx   Estimated Average Burden Hours Per Response: 1.0

      (Mark One)
X Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) For the fiscal year ended January 31, 1999 Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) For the transition period from
            to           .

Commission file number 0-23356                 Cusip number  2368E 10 1


              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
            (Name of Small Business Issuer in Its Charter)

         Utah                                     87-0421089.
  (State or Other                          IRS Employer Identification
  Jurisdiction of
  Incorporation or Organization)


      3800 Hudson Bend Road, Suite #300, Austin, Texas         78734.
        (Address of Principal Executive Offices)             (Zip Code)

                                  512-266-2481.
               (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

  Title of Each Class               Name of Each Exchange on Which Registered

        NONE                                          NONE.

Securities registered under Section 12(g) of the Exchange Act:

                   COMMONSTOCK (.001 par value).
                          (Title of Class)

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

Issuer's revenues for the fiscal year ended January 31, 1999.    $163,138

Aggregate market value of common stock (.001 par value) held by non-affiliates at March 31, 1999. $ 1,800,814

Common stock (.001 par value) shares outstanding at March 31, 1999. 7,420,252.

This Form 10-KSB document contains 55 pages.






                               PART I





       ITEM I.  DESCRIPTION OF BUSINESS:


ORGANIZATION:

American Absorbents Natural Products, Inc., a Utah corporation, through its wholly owned subsidiary, American Absorbents, Inc., a Texas corporation, offers a number of products using volcanically derived minerals known as zeolites.

The Company's principal executive offices are located at 3800 Hudson Bend Road, Austin, Texas 78734. Its telephone number is (512) 266-2481; its fax number is (512) 266-3800; its E-Mail address is aanpi@aanpi.com; its web page addresses are http://www.aanpi.com and http://www.amzorb.com.

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

In August 1990, Austin Young, Inc., a Utah corporation controlled by Terry L. Young, an officer, director, and controlling shareholder of the Company, acquired a controlling block of the common stock, which currently represents approximately 42.84% ownership, and Mr. Young became a director, President and Chief Executive Officer of the Company.

In September 1990 the Company acquired certain distributorship licenses for equipment used to convert vehicles to operate on natural gas. The Company attempted to enter the natural gas vehicle conversion market, but, after further investigation, determined that the cost of engaging in such business would be prohibitive given the financial resources of the Company at such time. Therefore, in April 1991 the Company resold the distributorship licenses to the original manufacturer of the conversion equipment and commenced seeking a different field of operation.

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

Since 1991, the Company has been actively engaged in acquiring mining properties containing deposits of zeolite and in test marketing the products produced from the natural zeolite. At present the Company has one primary source for its zeolite, located on unpatented mining claims in the Harney Basin near Burns, Oregon.

On June 5, 1995, the names of Geo-Environmental Resources, Inc. and Geo-Environment Services, Inc. were changed to American Absorbents Natural Products, Inc. and American Absorbents, Inc., respectively.

The Company, through AAI, currently markets a number of odor and gas adsorption products and proposes to expand its marketing efforts significantly in the future.


OVERVIEW OF THE COMPANY:

AMERICAN ABSORBENTS NATURAL PRODUCTS, INC. (the Company) markets a number of products using a volcanic mineral known as zeolite which is mined from mining claims owned by the Company in the State of Oregon or purchased as a bulk commodity in the open market from other domestic natural zeolite suppliers who may compete with the Company. These products are used primarily for odor control, gas or liquid adsorption, the slow release of nutrients into the soil and as animal feed supplements. Zeolite minerals are comprised of aluminum, silicon and other elements which have a predictable crystalline structure with pore openings of molecular dimensions. Clinoptilolite is one classification type of more than 40 types of zeolite and is the classification type most used by the Company. The structure will capture certain substances that vary with the size and shape of the pores. Zeolites are also chemically active and their surfaces are able to attract and hold molecules through processes known as adsorption and absorption. These characteristics also serve to enable zeolite to function as a catalyst, whereby the rate of chemical reactions may be altered. More than 40 types of zeolites occur naturally and an even greater number may be synthetically produced because of their higher adsorption capacities, lack of impurities, and regeneration capabilities. Although management believes that synthetic zeolite can be currently produced with the exact properties as the zeolite used by the Company in its products, the high cost of such synthetically produced zeolite makes it less desirable in products similar to those marketed by the Company which require lower costs to be competitive with similar products without zeolite.

The synthetic development and commercial introduction of zeolite products began in the early 1950s. A variety of companies have entered the industry and provide zeolite products used in many diverse agronomic and horticultural applications. These applications include slow-release fertilization, zeoponics, soil conditioning, and soil remediation.

In addition, natural zeolites are used in water-filtration systems to produce clean drinking water, as a food supplement for livestock and poultry to protect them from toxic substances, as filler in cement and in the collection and disposal of radioactive waste. In general, the industry offers high quality products and processes designed for specialty markets. As the physical properties of zeolites have become more widely known, the amount of zeolite used has increased. The areas in which the Company now competes are in using natural zeolite in products that adsorb liquids or gases which might otherwise be harmful or obnoxious, in products which time release nutrients into the soil, in products for soil remediation and in products used as animal feed supplements.

The Company currently produces over a dozen products which target the retail and agricultural consumable products area and the turf grass industry and which use the natural zeolite mineral mined from the Company's claims or purchased as a bulk commodity in the open market. A partial listing of these products includes Mother Earth Cat Littera and Soil Enhancer, a cat litter product which, when used, can be disposed of into the soil as a soil enhancer; Stall Fresha, a product to eliminate urine-generated ammonia odors and wetness caused by livestock; White Buffaloa, a multi-purpose home, farm and ranch absorb-all product; and Shoe Fresha, products that eliminate moisture and odor from shoes and boots. The Company has not currently entered into the industrial or bulk sales markets with the zeolite minerals located on the Company's claims, but it may enter these markets during the next fiscal year.

All of the Company's products use the natural zeolite minerals mined from the Company's unpatented placer mining claims located in the Harney Basin area in the State of Oregon or purchased as a bulk commodity in the open market.
When mined, the minerals are stored in bulk near the claims or in the Company's Oregon milling facility. The Company's larger packaged products, such as Mother Earth Cat Littera and Soil Enhancer, White Buffaloa and Stall Fresha, are packaged and stored at the Oregon milling facility or a production facility in New Mexico until they are shipped to the distributor or end retailer. The smaller packaged products, such as the odor and moisture absorbent product, Odor Outlawa, are packaged and stored at the Company's facility in Austin, Texas. The Company has previously used mostly contract labor for each phase of its current mining, milling and packaging operations. However, in February, 1998, the Company employed a Vice President of
Production to manage the Oregon milling facility, purchased in October, 1995, in a distress sale for $65,000 plus an additional $34,000 for repairs. Production employees have been hired for milling and packaging operations at this location. The milling, packaging and storage facility contains 103,125 square feet and approximately 3,500,000 cubic feet of inventory storage space in Hines, Oregon. The Company's insurance carrier placed a replacement value of $2,049,172 on the facility. This facility has been equipped with milling and packaging equipment purchased from the proceeds of a private placement completed during the first part of fiscal 1998. The current configuration of the plant allows for the simultaneous production of cat litter as well as the production of raw zeolite material for use in other of the Company's products including Stall Fresha, White Buffaloa and Sorbs-A-Lota. Additional milling and packaging equipment has been purchased that will allow the Company to increase its current capacity.

Marketing of the Company's products is performed by the Company's wholly owned subsidiary, American Absorbents, Inc., through joint-venture type relationships and through retail marketing entities. Since the commencement of its zeolite products business in approximately 1991, the Company has been principally in the product and market development stage and has focused its marketing efforts
primarily in the test market area.   More recently, and since the completion
of the milling and packaging facility, the Company has turned its efforts to the implementation of marketing programs in the western portion of the United States. The Company began marketing its agricultural products in the European marketplace in November, 1995, through an import/export company located in France.

Upon completion of the test marketing of its current products, the Company began promoting its products in the marketplace. The Company's product promotion has been or is being pursued in several ways, including through participation in trade shows, direct contacts with distributors, product brokers, large national chains, and advertisements in trade publications. The Company is also engaged in public awareness campaigns to inform the general public about the uses of natural zeolites. Public awareness campaigns include distribution of videotapes on the Company and its products, promotion of zeolite products by shareholders, dissemination of a book entitled "101 Fantastic Uses For Zeolites" and limited distribution of research papers on zeolite uses.

The Company is also engaged in a continuing product development program including test marketing and packaging design programs. The Company currently has available over a dozen products that it has researched, developed and test marketed. Some of these new products include Mother Eartha Cat Litter and Soil Enhancer, Stall Fresha, White Buffaloa, Fresh Paka, Sorbs-A-Lota, Fridge Fresha, Boat Fresha, Amzorba and Cooler Fresha. Some of the sales outlets that participated in the test marketing programs still carry the products. The Company believes the test marketing programs were successful and believes that sales will increase significantly with marketing capital availability, although there are no assurances when sales will increase.

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


INVENTORY:

The Company maintained lower inventory levels during the development stage, but has begun increasing inventory levels with the commencement of full-scale marketing efforts in the western portion of the United States. The book value of inventory for the fiscal years ended January 31, 1999 and January 31, 1998 was $262,121 and $242,406, respectively. The Company mined and milled 10,000 tons of zeolite minerals in December 1997. Approximately 4,000 tons of this material has been milled to various Tyler mesh sizes for use in the Company's various packaged products.


CUSTOMERS:

The Company's products are currently being sold through direct sales to the customer, to retail outlets, through regional marketing companies, through joint venture relationships and through regional distributors. For the fiscal year ended January 31, 1999, E.N.S.R./S.A.R.L. accounted for approximately 16% of sales and for the fiscal year ended January 31, 1998, E.N.S.R./S.A.R.L. accounted for approximately 31% of sales. For the fiscal year ended January 31, 1998, Thunder Spring Distributors accounted for 11.4% of sales and Toxxcon International, Inc. accounted for 11.5% of sales. During the fiscal year ended January 31, 1999 four customers accounted for 82.6% of the Company's total sales volume BACKLOG:

There was no backlog at January 31, 1999 or January 31, 1998. The Company has maintained sufficient inventory levels to ship products when they are ordered and plans to continue to maintain sufficient inventory levels to fill future orders.



COMPETITION:

The Company experiences some competition in the developing and marketing of its products. It is extremely time consuming, costly and difficult to gain acceptance from the large chain stores that may offer the products developed by the Company. Management has categorized competition into three areas, namely: 1) producers of products similar to those marketed by the Company but not using any natural zeolite mineral; 2) producers of products using natural zeolite minerals mined from the producer's own reserves; and, 3) producers of products using zeolite minerals purchased from an outside source. Many of these competitors possess financial, technological and personnel resources substantially greater than those of the Company. The Company believes that it can compete favorably with many of these companies because of the ability of the Company to produce its natural zeolites products at relatively low cost because of the vast amount of easily accessible zeolites located on the Company's mining claims. Management believes that most competitors will be burdened with the additional cost of removing from a few to several feet of soil covering their deposits of zeolites. The Company believes that it has quantities of zeolites available to it with little or no overburden sufficient to meet its requirements for the foreseeable future. Management also believes that because the Company's operations are designed to reduce overhead expenses and the costs of producing the products through the use of contract labor and independent contractors, the Company will be able to remain flexible to the changing nature of products using environmentally safe materials. Early stage mining and processing cost estimates indicate the Company will be able to significantly reduce the costs of the products and allow the Company to be more competitive.

The Company currently has available to it over 30 million tons of zeolites on the top 60 feet of its permanent permitted claims area in Harney County, Oregon. The Company is eligible to file for limited mining permits, which allow for the removal of 5,000 cubic yards (6,750 Tons) of material each 12 month period on each of its other two properties. Prior experience has shown that these limited mining permits can be obtained in less than 60 days. The Company does not currently plan to file for such limited mining permits. The Permanent Plan of Operations Mining Permit for the Harney County, Oregon claims was approved by the Bureau of Land Management on July 10, 1997.
The Permanent Plan of Operations places no limit on the tonnage of zeolites that can be mined on the claims specified in the Plan.

In-house reports developed by Anaconda Minerals (former owner of the northern portion of the Harney Basin Claims), from core data available to them reflect a thickness up to 300 feet on the northern 4060 acres. These reports reflect that these 4060 acres contain mostly zeolites exceeding 90% purity. Based on 20 cubic feet per ton of material it is unlikely that the Company will find it ecessary to lower the purity of zeolites content in its products within the foreseeable future.

The Company is aware of over thirty other companies in the United States which are marketing various types of cat litter products. Management is also aware of three other companies in the nation which market a cat litter product using natural zeolites of various qualities and in limited areas, only two of which own zeolites mining claims. Management believes that Mother Eartha Cat Litter and Soil Enhancer can favorably compete with the cat litters not using natural zeolites on a price per pound basis with the added benefit of an environmentally friendly product. Whereas the Company's cat litter product can be used as a soil enhancer to benefit plants by retaining water in the soil after it has been used as cat litter, most other cat litter products use clay which, if mixed with soil, would create a moisture barrier and retard plant growth. Management does not view the percentage of the Texas or national cat litter market currently held by the present cat litter products using natural zeolites to be significant and therefore does not believe that the sale of such products by such companies will significantly impact sales of Mother Eartha Cat Litter and Soil Enhancer by the Company.

The Company is not aware of any products similar to or which compete with Fresh Paka or Amzorba Multi-Purpose Zeolite.

The Company competes with a number of manufacturers of products used to absorb automotive fluids, chemicals, and other liquid wastes from motor vehicles and machines. However, management is aware of only one other product which uses natural zeolites. Again management believes that the Company's product, Sorbs-a-Lota, can compete favorably with these other products based upon pricing and performance of the product.

The Company is aware of only one other company, which does not own its own zeolite deposits, which markets a product similar to Stall Fresha, a product which eliminates urine-generated odor and wetness caused by livestock.
The competing company markets a similar product made from zeolite minerals purchased from other producers. Management expects to begin marketing its Stall Fresha product in markets where the competing product is sold and believes it can favorably compete with the competitor due to the Company's ownership of its own zeolite reserves.


 RESEARCH AND DEVELOPMENT:

The Company has been engaged in continuing market research and development programs. The Company currently has available over a dozen products that it has researched, developed and test marketed. Since there are so many potential uses for the zeolite mineral in consumer products, any future research and development will be primarily in the area of market research.
The Company will be concentrating its efforts over the next twelve months to marketing existing products. During the development stage a large percentage of the Company's overhead was allocated to research and development but the percentage of overhead allocated to research and development declined as the Company moved more toward the marketing phase. The Company has developed its zeolite products in-house and test markets each product in a limited number of stores. During the fiscal years ended January 31, 1999 and January 31, 1998, the Company recorded research and development expenses of $0 and $0, respectively.



REGULATIONS:

Current operations on the Harney Basin Claims are subject to federal and state reclamation requirements, which means that the Company must reclaim the mined area after mining to a useful status. Although others presently perform these mining operations for zeolites on the Harney Basin Claims, such operations are still subject to existing federal, state, and local laws and regulations relating to employee health and safety. The Company believes that the cost of such compliance does not have a material impact upon the cost of extracting the zeolite. In general, mining and milling operations are subject to compliance with the regulations promulgated under the federal Mining and Minerals Policy Act of 1970 and the requirements of the federal Occupational Safety and Health Administration (OSHA), as well as equivalent state regulations.

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


ENVIRONMENTAL MATTERS:

The Company's products, being environmental products, have a positive impact on the environment and are considered environmentally friendly. Compliance in general with regulations relating to the protection of the environment has not had, and is not anticipated to have, a material effect upon the capital expenditures, earnings or competitive position of the Company. Because of the limited nature of the mining operations in Oregon prior to 1998, the Company operated under a Total Exemption From Reclamation Requirement. However, the Company's policy has always been to reclaim all of its mined areas. In early 1996, the Company's independent geologist submitted to the Federal Bureau of Land Management, the State of Oregon Department of Geology and Minerals Industries and Harney County, Oregon, officials, a permanent mining permit application and a reclamation plan which included an environmental assessment which set forth the plan of operations, assessed the impact of the operations on the local environment and specified the extent and type of reclamation which would be accomplished. The Plan of Operations was approved by the various regulatory commissions and the permanent mining permits were issued on July 10, 1997. A $15,000 mined land reclamation bond was posted by the Company at the State of Oregon, Department of Geology and Minerals Industries to assure compliance with environmental and site reclamation matters pursuant to the Plan of Reclamation.

On portions of the Harney Basin Claims the Company has discovered small quantities of erionite in the zeolite deposits. The federal Environmental Protection Agency originally classified erionite as a potentially hazardous mineral that may be harmful to animals and humans. However, no conclusive research was ever completed by the government and the Company believes that erionite may no longer be included on the potentially hazardous material list. Management believes that the zeolite deposits containing erionite can easily be detected and avoided. The Company has no present intent to mine any deposit in which erionite is present.

South of the Harney Basin Claims is a small area known as the South Narrows Area of Critical Environmental Concern containing an endangered plant species known as the Malheur Wirelettuce. The Company has released its claims which border on this area which management believes will satisfactorily minimize any impact on the habitat for this endangered plant species.

The Harney Basin Claims are generally surrounded by, and on the East Side adjoin, the Malheur Wildlife Area. To the extent that mining operations may be visible from the wildlife area, the Company may be required to impose dust abatement or other measures designed to reduce any impact on the wildlife area. Management does not believe that compliance with such measures would have a material effect upon any proposed mining operations on the claims.

EMPLOYEES:

At January 31, 1999, the Company had twelve full-time employees not including temporary employees and contract laborers who are employed on an "as needed" basis. The Company does not anticipate adding any significant number of employees in the immediate future but will continue to engage contract laborers on an "as needed" basis. After completion of additional capitalization, the Company may add additional marketing and administrative personnel.



ITEM 2.  DESCRIPTION OF PROPERTIES:


 MINING PROPERTIES:

The Company has located or acquired, and controls 259 unpatented placer mining claims located in the Harney Basin, Harney County, Oregon, covering approximately 7.475 square miles and situated approximately 28 miles south of Burns, Oregon, and about 214 miles west of Boise, Idaho (the Harney Basin Claims). Also, the Company has located or acquired 26 unpatented zeolites placer mining claims in Malheur County, Oregon, near the town of Sheaville (hereinafter the "Sheaville Claims"). In addition, the Company has purchased 10 unpatented lode zeolite mining claims situated in Mohave County, Arizona, approximately 60 miles northwest of Kingman, Arizona, near the town of Dolan Springs, Arizona (hereinafter the "Arizona Claims"). The initial focus of the Company is on the Harney Basin Claims and the Company has no present plans to develop the Sheaville Claims or the Arizona Claims until it has had an opportunity to complete sampling and mapping activities on the properties.
The Company has not been made aware of any rival claimant's interest in or restrictions imposed by the Bureau of Land Management that might impair the Company's possessory interest in the Arizona "lode" claims. The Company has not discussed this issue with mining counsel.

Anaconda Minerals Company originally filed the northern portions of the Harney Basin Claims in 1975. Occidental Minerals Company filed claims covering much of the southern portion in 1979. Drilling and evaluation of the deposit by both companies continued into the 1980's. Since then several companies, including PDZ Corporation, Tenneco Specialty Minerals, Steelhead Specialty Minerals, East West Minerals, Inc. and New Gold, Inc. have had an interest in part or all of the properties previously held by Anaconda and Occidental. The Company is in possession of extensive trenching and core drilling data on the
basin,  which data were compiled by  Occidental and Anaconda.   A composite
geological report dated December 14, 1993, and prepared for the Company from such data by William G. Ellis, an independent geologist, estimates the early sampling of the area established numerous good-quality zeolite beds in a
7.5 square mile area with an average of slightly over 70% total zeolites content, consisting primarily of clinoptilolite, with lesser amounts of phillipsite, chabazite, mordenite and erionite. The Company intends to avoid the beds of zeolites containing erionite and concentrate its mining efforts solely on the beds of zeolites containing no erionite. The Company's current operations are on the northern 4060 acres of the Harney Basin claims which previous core data reports indicate has a thickness up to 300 feet of 90% clinoptilolite purity. The zeolites deposits on the Harney Basin Claims are on or near the surface with little or no overburden, thus reducing the cost of extraction.

The Company does not believe there will be any problems involved with selectively recovering high purity clinoptilolite material for use in its products since in-house reports indicate the northern 4060 acres of the Harney Basin contain in excess of 880,000,000 tons of 90% pure zeolites

After minning is completed, the property will be reclaimed by leveling and planting natural grasses. To perform this operation, the Company removes any overburden with a front-end loader which is also used to remove the zeolites. This material is then loaded onto trucks and hauled to Burns/Hines, Oregon (approximately 28 miles) where it is stored prior to processing. The Company is aware of a number of entities providing contract mining and milling services believed sufficiently experienced to conduct the Company's mining and milling operations. The Company is currently using an entity located in Burns, Oregon, near the claims to perform mining operations.

The Company will continue to hire a mining contractor in Burns, Oregon to mine the zeolite with no negative impact to the Company's operations. It is also anticipated that the milling facility will be used to package a significant portion of the zeolites for shipment directly to its customers. Bulk zeolites would continue to be shipped to the Company's facility in Austin, Texas for packaging and shipment.

The Harney Basin Claims lie in the center of the southeastern quarter of the State of Oregon and approximately the center of Harney County. The property is crossed by state highway 205, which offers virtual year-round access. Existing ranch and county roads from the highway offer access to almost all of the property of interest; however, sustained mining operations may require the construction of more permanent facilities. The Company has no present intention to commence mining operations of the magnitude that would require larger permanent facilities.

The local climate does not favor year-round mining or processing on the property because the winter is extremely cold and windy during the months of December to February. The rainy season occurs from October through April and could cause problems in stripping, crushing, and screening of the zeolites. Also, the weather could have a material effect on the ability to haul large quantities of the material during the rainy season if permanent roads are not constructed. The Company does not plan to construct permanent roads and does not believe its operations will be restricted since sufficient quantities of zeolite can me mined during good weather conditions and hauled to the mill facility in Burns/Hines, Oregon for storage.

The owner of an unpatented mining claim holds possessory title to the claim. Possessory title is not legal title in the usual sense of the term, nor does it arise out of any instrument or grant by the United States or out of any action taken by any officer or agency of the state or federal governments.
Only when a claim is patented is there any affirmative government grant under which legal title vests in the usual concept of property ownership. Possessory title arises as a matter of law out of the performance by the locator of the claim of certain acts of location, including the staking of claim boundaries and the making of certain record filings in compliance
with the requirements of federal and state laws.   The validity of  an
unpatented mining claim cannot be conclusively determined by an inspection of public records. It is dependent upon the legal availability of the lands at the time the location is made and the validity of the mineral discovery within the boundaries of each claim, in compliance with federal, state and local laws relative to location procedures. Prior to 1992 possessory title was maintained against subsequent location by the annual performance of labor or improvements on or for the benefit of each mining claim. The Company believes all past assessment work requirements relating to the Company's claims were adequately performed. Since 1992 possessory title for persons holding ten or more claims is maintained by payment of an annual claim fee of $100. The Company believes it has met the requirements for holding possessory title to the claims. The Company believes the unpatented mining claims it holds have been located in compliance with the applicable state and federal mining laws and
generally accepted standards in the mining industry.   The Company is not aware
at the present time of any material conflicts with other parties concerning the claims and believes it has valid possessory right in those claims.



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

In October, 1995, the Company completed the acquisition of a milling facility containing 103,125 square feet and approximately 3,500,000 cu. ft. of production, packaging and storage space in Hines, Oregon, approximately 25 miles from its Harney Basin zeolite deposits. This facility has been equipped with milling and packaging equipment purchased from the proceeds of a private placement completed during the first part of fiscal 1998. The current configuration of the plant allows for the simultaneous production of several product lines. Additional milling and packaging equipment has been purchased that will allow the Company to increase its current capacity. The facility is not subject to any existing mortgages.

Management believes that all its properties and equipment are adequately insured and in good repair.






ITEM 3.  LEGAL PROCEEDINGS:

Neither the Company, any of its properties, nor its subsidiary is a party to any material pending legal proceeding or government action, including any material bankruptcy, receivership, or similar proceedings. Management of the Company does not believe that there are any material proceedings to which any director, officer or affiliate of the Company or its subsidiary, any owner of record, beneficially, of more than 5 percent of the common stock of the Company, or any associate of any such director, officer or affiliate of the Company, or security holder is a party adverse to the Company or its subsidiary or has a material interest adverse to the Company or its subsidiary. The Company does, from time to time, get involved in litigation in the carrying out of its operations.

On or about May 25, 1998, the Company received service on a lawsuit (Cause No. 9804737) that was filed in the 126th Judicial District Court of Travis County, Texas by Mr. Charles R. Walden, Jr. (former President of the Company).
Named as defendants in the lawsuit were American Absorbents Natural Products, Inc. and Terry L. Young. Prior to receiving service on the lawsuit, the Company had filed a lawsuit against Mr. Walden seeking the return and cancellation of 200,000 common shares he had been sold at a reduced rate pursuant to a 30 month note by Austin Young, Inc. in return for future services to the Company to get the Company beyond the development stage. Mr. Walden's services to the Company was terminated for cause within 60 days of the transaction. Subsequent to the sale by note of the shares to Mr. Walden by Austin Young, Inc., the Company purchased the note from Austin Young, Inc. The Company sought to have these shares canceled for the benefit of all shareholders for failure on Mr. Walden's part to perform the required services and failure to pay the note when due in August, 1997. The Company did not expect this litigation to have any material impact on the Company, its management or its operations. This matter was settled in arbitration in early 1999 by Mr. Walden's return to the Company of 50,000 of the common shares for a $15,000 payment by the Company to Mr. Walden and the Company's forgiveness of the note in exchange for return of an additional 40,000 shares to the Company. Mr. Walden is only allowed to sell 4,000 shares of his remaining shares each 30-day period.

On or about July 6, 1998, the Company filed a Complaint For Declaratory Relief (Case No. 98-07-145-CV) in the Circuit Court of the State of Oregon for the County of Harney against David Calkins seeking removal of a Claim of Lien Upon Chattels. Mr. Calkins was contracted by the Company to install milling equipment for the Company in its Oregon Milling Facility. Mr. Calkins alleged that he was not completely paid for the installation and filed a Claim of Lien Upon Chattels (No. 980681) in the amount of $10,806.37. The Company alleges that, after deducting items that were completed without the Company's approval and for the personal benefit of Mr. Calkins and after paying directly to Service Providers items that were billed to the Company by Mr. Calkins, the contract fees were all paid to Mr. Calkins. The Company's management does not expect this litigation to have any material impact on the Company, its management or its operations.

The Company is currently investigating certain allegations of improprieties involving former officers of the Company. The Company does not believe that the improprieties even if true would have a materially adverse impact on the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS:

During the fiscal year ended January 31, 1999, the Company solicited the proxies of its security holders to vote upon the following matters at the annual meeting of shareholders held on July 8, 1998:

         1. Election of four directors
         2. Ratification of all acts of the officers and directors for the fiscal year ended January 31, 1998
         3. Ratification and approval of transactions with Austin Young, Inc. including the borrowing of working capital funds, use of assets as collateral and office/equipment leases
         4. Ratification of the appointment of Orton and Company, Certified Public Accountants to serve as independent auditors of the Company for the fiscal years ended January 31, 1999

All matters voted upon by the shareholders at the annual meeting of shareholders were approved or passed and the results of the voting were made available to all shareholders.







                               PART II


ITEM 5.  MARKET FOR  COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:

The common stock of the Company is traded on the over-the-counter market on NASD's Electronic Bulletin Board under the symbol "AANP". There currently exists a limited trading market for the common stock; however, management of the Company does not believe that a highly established market exists for the common stock. The following table sets forth the high and low bid quotations for the common stock as reported to the Company by market makers for the common stock. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

  YEAR    HIGH BID PRICELOW BID     YEAR    HIGH BID PRICE LOW BID
  ENDED            PRICE           ENDED              PRICE
 1-31-98                           1-31-99



First Quarter $ 0.81 $ 0.31      First Quarter $ 2.50 $ 1.31

Second Quarter $ 0.81 $ 0.44     Second Quarter $ 2.06 $ 1.44

Third Quarter $ 1.37 $ 0.44      Third Quarter $ 1.56 $ 0.62

Fourth Quarter $ 1.67 $ 0.56     Fourth Quarter $ 1.06 $ 0.56

As of January 31, 1999, there were approximately 401 holders of record (not including shares held in street names in street accounts) of the common stock of the Company as reported to the Company by its transfer agent. Based upon requests for proxy materials by various proxy services, the Company estimates that it currently has approximately 1,000 shareholders.

No cash dividends have been declared or paid as yet on the common stock. Whether dividends will be paid will be determined by the Board of Directors of the Company and will necessarily depend on the Company's earnings, financial condition, capital requirements and other factors. The Board of Directors has no current plans to declare any dividends in the foreseeable future.
There are no restrictions in effect, in loan documents or elsewhere, that would limit or restrict the Company's ability to pay dividends.

At January 31, 1999, the Company had 50,000,000 shares of common ($.001 par value) stock authorized and had 7,391,251 common stock shares outstanding. At March 31, 1999, 7,420,252 common stock shares were outstanding.

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

The Company has realized limited sales in each of its fiscal years ended January 31, 1992 through January 31, 1999 from limited test marketing programs for its products while in the development stage. During the development stage the Company has developed over a dozen products and test marketed these products in various parts of the country.

LIQUIDITY AND CAPITAL RESOURCES

Austin Young, Inc., the major stockholder of the Company, has provided, through loans and equity funding, any deficiencies to the necessary working capital during the development stage, but management expects funding from private placements and other offerings will be sufficient for future development costs. Austin Young, Inc. provided a small portion ($7,000) of the Company's operating capital during fiscal year 1997 through advances on behalf of the Company. The Company owed $202,385 to Austin Young, Inc. at January 31, 1997 and $179,052 at January 31, 1998. The balance owing to
Austin Young, Inc. was reduced by $23,333 in principal and $14,167 in accrued interest during the fiscal year ended January 31, 1998 by the exercise of options by Mr. Young. In fiscal 1999, the debt was further reduced from proceeds of a private placement by $129,052 in principal to a balance of $50,000 at January 31, 1999. Revenues to date have provided insignificant funding of working. Increasing revenues in the future from additional marketing programs are expected to generate gross profits that will enhance the liquidity. Private labeling of other companies' products in the future will allow the Company to increase gross profit dollars without tying up capital resources.

When possible, the Company has issued stock for the acquisition of assets or services to reduce the need for additional operating capital from the major stockholder, additional shareholders or gross profits from its limited marketing efforts. A large part of the Company's zeolite mineral deposits were acquired by stock issuance which is expected to play an integral part of maintaining a competitive edge by keeping supply costs of the principal ingredient of its packaged products to a minimum. During the development stage, the Company has also relied on favorable office space and equipment leases from Austin Young, Inc. to maintain a lower overhead to conserve its limited resources for product and market development. When possible, the Company has supplemented officer and director benefits through the issuance of restricted common stock.

During October 1993, the Company issued 66,667 shares of common stock to a group of private investors for $200,000 in a private offering. The offering also granted a 90-day option to these investors to take additional shares and on December 17, 1993, the investors exercised their options in the amount of 80,072 shares for $191,400. During the fiscal year ended January 31, 1994, the Company issued 12,000 shares of common stock to the major stockholder
under an option agreement for $36,000.    During the fiscal year ended January
31, 1995, the Company issued 22,500 shares in a private placement for $90,000 and issued a total of 62,750 shares for services rendered to the Company and valued at $251,735. These services included consulting services for legal work on securities issues and trademark defense ($72,500), market development and promotion ($140,000) and geological work on the Company's Oregon mining claims ($38,500). During the fiscal year ended January 31, 1996, the Company issued 214,168 shares in a private placement for $394,362 and issued 9,000 shares for artwork and packaging design services rendered to the Company and valued at $22,400. During the fiscal year ended January 31, 1997, the Company issued 130,960 shares in private placements for $156,860 and issued 259,620 shares for services rendered to the Company and valued at $262,219. During the fiscal year ended January 31, 1998 the Company issued 582,000 shares in private placements for $815,000, 129,784 shares for services rendered to the Company and valued at $132,380, 13,555 shares for equipment valued at $15,250, 25,000 shares through the exercise of an option to a director for $9,375 and 100,000 shares through the exercise of an option to an officer and director for $37,500 in debt relief. During the year ended January 31, 1999 the Company raised $1,219,639 (net of commissions of $53,428) through the sale of 963,269 restricted common shares. Additional milling equipment to increase the capacity of the Oregon milling facility and valued at $121,554 was acquired through the issuance of 82,063 restricted common shares. Another 135,480 restricted common shares were issued for professional services rendered to the Company and valued at $147,764.

In August 1996, the Company utilized CD's owned by Austin Young, Inc. to secure a $125,000 bank debt. Austin Young, Inc. did not receive any compensation for the use of its CD's as collateral. This debt which included interest only payments to the bank in the approximate amount of $900 per month was incurred to pay off an existing mortgage on the Austin, Texas warehouse facility. The Company repaid the principal of the bank debt in fiscal 1999 from proceeds of a private stock offering. Accounts payable and accrued expenses are generally paid when due or sooner when discounts are available.


RESULTS OF OPERATIONS

During the fiscal years 1997 and 1998, the Company continued to incur losses that reflect the development stage activity and test marketing of its products. During fiscal 1999 the losses incurred increased mostly due to additional management personnel employed as marketing programs were implemented, additional production personnel as the Oregon milling facility was brought on line and increased expenses associated with marketing programs and production.

The company incurred no expenses relative to research and development during the fiscal years 1997, 1998 and 1999. The Company paid $29,500 each year to the Bureau of Land Management for claims maintenance fees in the fiscal years ended January 31, 1997, 1998 and 1999. The Company incurs a $29,500 expense each year in August to the Bureau of Land Management to satisfy claim maintenance fees on existing claims.

Because the Company is a development stage enterprise, it has incurred losses in each of its fiscal years ended January 31, 1997, 1998 and 1999. This is due to the Company incurring operating expenses during a time when most of the efforts were expended in product and market development and other areas not directly related to marketing while positioning the Company to implement various marketing programs.

In fiscal 1992, the Company began test-marketing products that it had developed and/or to which it had acquired the rights from other companies. Revenues increased from $11,388 in 1992 to $43,115 in 1993 due to test marketing of existing products in limited market areas. During the fiscal year ended January 31, 1994, the Company concentrated on attractive packaging of its products, Company capitalization and distribution networks, with less emphasis on product research as it prepared to implement various marketing programs for its products. Sales for the fiscal year indicated no growth over the previous year and, in fact, showed a decline in sales to $20,323. Sales for the fiscal year ended January 31, 1995, increased to $69,467, or 242% over the previous year, as the Company expanded the test marketing of products into more outlets. During the fiscal year ended January 31, 1996 sales declined to $26,070 as the Company's management concentrated on revamping of existing marketing structures in retail outlets, the design of a marketing program to market agricultural products through feed dealers, the development of the conceptual framework for marketing the smaller packaged products through a direct sales organization, the development of a relationship with an import company in France to market products in France and the acquisition of a milling facility in Oregon. During the fiscal year ended January 31, 1997 revenues increased to $69,293, or 166% over the previous year, as the Company began to realize revenues from the agricultural marketing programs in the United States and France. During the fiscal year ended January 31, 1998 revenues decreased to $47,472 from $69,293 the previous year, or, 31%, due to lower orders from the French distributor resulting from milder weather conditions in France. During the fiscal year ended January 31, 1999 sales increased to $153,873, or 224% over the previous year as the milling facility was brought into production in the Spring 1998 and marketing executive were employed to increase retail marketing efforts. The Company began to realize sales through its joint venture relationship with Texas Environmental Providers, Inc., a company which uses impregnated zeolite to revitalize the soils on golf course greens areas.

The Company realizes gross profit margins generally ranging from 20% to 35% on its product sales depending on product line and pricing levels. While still in the test marketing phase, for the fiscal years ended January 31, 1996, 1997, 1998 and for the period from the inception date on February 9, 1984 to January 31, 1999, the Company had average gross profit margins of 35%, 30%, 30% and 35% respectively. With the Oregon milling facility on line and an increased focus on retail marketing, the gross profit margin for the fiscal year ended January 31, 1999 increased to 34.3% on significantly increased sales in the last one-half of the year. The gross profit margin for the fiscal year ended January 31, 1995, was negative primarily due to a write-off of obsolete and excess inventory in the amount of $42,702 and to product promotions that involved free product to new customers in introductory offers. Profit margins should increase and then stabilize once production and marketing costs become reasonable with higher production levels and higher sales volume. Bringing the Oregon milling facility into production should also decrease product costs, thereby allowing the Company to increase gross profit margins or reduce selling prices to facilitate increasing market share on each of the products sold by the Company.

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

General and administrative expenses have increased steadily since January 31, 1991, as the Company developed more products and added personnel to test market products. Depreciation and amortization expenses since inception have remained low because the Company has contracted many of its needs that would otherwise require capital expenditures. A significant portion (approximately $251,000) of the Company's January 31, 1995 operating expenses relating to consulting services were funded through the issuance of common stock pursuant to S-8 Registration Statements. Approximately $22,400 of the operating expenses for the fiscal year ended January 31, 1996, were funded through S-8 Registration Statements. Approximately $262,000 of services was acquired during the fiscal year ended January 31, 1997 and $132,380 of services was acquired for the fiscal year ended January 31, 1998 through the issuance of common stock. Net General and Administrative Expenses increased by approximately $75,000 during the fiscal year ended January 31, 1997, from $393,000 to $468,000. Of this increase in general and administrative expenses, legal and accounting expenses increased by $9,700, interest expense by $2,400, rent expense by $13,000, repairs and maintenance by $1,200, miscellaneous expense by $2,200 and professional services by $190,000. Professional services included shares of stock that were issued to officers and directors as compensation for their services. Decreases to the general and administrative accounts include zeolite lease expense ($52,500), printing, postage and office expenses ($11,100), travel and entertainment ($7,700), advertising ($5,700), business promotion ($2,950), contract labor ($4,000), insurance ($4,000), salaries and wages ($27,000), property taxes ($700), and payroll taxes ($1,200). Other accounts accounted for the remaining difference. Net general and administrative expenses only increased by approximately $29,000 during the fiscal year ended January 31, 1998. The increase was mostly due to increases in payroll as Terry L. Young was added to the Company's payroll. During the year the Company's Oregon milling facility was completed and placed into production. Sales increased to $153,873 from $47,472 the prior year, or 224% as the milling facility opened and marketing personnel were added to the payroll to begin new marketing activities.
Better cost control over materials used in the Company's products increased the gross profit percentage by approximately 14% from 30% to 34.3%. Depreciation and amortization expense increased by 276% from $15,224 to $57,388 as depreciation on the mill commenced. The Company suffered an increase of 98% in general and administrative expense from $496,585 in fiscal 1998 to $983,873 in fiscal 1999. A large portion of the increase is attributable to extra expense associated with the production facility, marketing personnel and marketing expense. Salary and payroll expenses increased by $202,000 with the addition of production employees and management salary increases. Additional marketing personnel also contributed to the increase. Advertising, postage and printing expenses increased by approximately $126,000 due to increased promotion levels with the introduction of new marketing programs. Insurance expense increased by $28,200 due to the increased valuation of the Oregon milling facility and the addition of health and hospitalization insurance to certain employees as a benefit. Interest expense decreased by $13,700 during the current fiscal year due to the repayment of approximately $250,000 of bank debt and debt owed to the major shareholder. Travel expenses decreased by $8,150 and outside service expense decreased by $3,100 due to more personnel on the payroll. Professional services increased by $92,500 due to executive benefits awarded in the form of restricted common stock and charged to professional services. Legal expenses increased by $46,950 due to legal fees incurred in the Charles Walden and David Calkins lawsuits as well as legal fees incurred relating to private stock offerings.

The Company's note payable to its major stockholder increased by approximately $65,000 during the fiscal year ended January 31, 1995, and by another $46,000 during the fiscal year ended January 31, 1996 as the Company borrowed funds to help cover overhead expenses and accrued rent expenses owing to Austin
Young, Inc.  During the fiscal year ended January 31, 1997, the note payable to the major stockholder increased by only $20,000 mostly due to accrued interest that was rolled into the note plus approximately $7,000 of advances made to the Company. During the fiscal year ended January 31, 1998, the balance of the note decreased to $179,052 due to the exercise of options through debt relief in the amount of $37,500 consisting of $23,333 in principal and
$14,167 in accrued interest.   During the year ended January 31, 1999 the note
was reduced from proceeds from a private placement by $129,052 in principal to a balance of $50,000. In August, 1996, the Company paid off a note payable of approximately $125,000 on the warehouse facility in Austin, Texas from the proceeds of a bank loan that was secured by using CD's owned by the Company's major stockholder. During fiscal 1999 this note was repaid from proceeds from a private placement.

The Company has maintained current ratios of 2.69, 0.77, 0.47 and respectively, for the fiscal years ended January 31, 1999, 1998 and 1997.
The lower current ratio for the fiscal years ended January 31, 1998 and 1997, results from the classification as short-term debt of the note payable owing to Austin Young, Inc., the major stockholder of the Company. The reduction of this note to the major shareholder and the repayment of a $125,000 bank loan relating to a warehouse facility in Austin, Texas caused the increase in the current ratio for the year ended January 31, 1999.

INFLATION

The Company does not expect inflation to have any material effect on its revenues, costs or overall operation. Since the Company owns its own zeolite deposits for the main raw material used in its products, inflation would generally give the Company a competitive edge over companies that do not own their own deposits. The Company expects that any increased paper costs for the packaging used in its products can be off-set by price increases without losing any competitive edges since all other competitors will face the same price increases. The Company is using quality, less expensive plastic packaging for its Stall Fresha and Amzorba Multi-purpose products and may pursue plastic packaging for other products as well.

PLAN OF OPERATIONS

Management believes that it can continue to fund its operations through private placements until a public stock offering can be completed or revenues reach the level (approximately $2,000,000 per year) at which the gross profits attained will sustain and finance the operations. The Company will have to raise a more significant amount of equity in order to expand its operations at a more rapid rate.

Management has begun a limited marketing campaign, based on available capital, of its products in certain market areas of the United States and in France. Several distributors have been signed to distribute the products and discussions are being held with others and are in different stages of completion which usually requires extensive testing and approval by each of the wholesale or retail outlets. Since November 1995, the Company has been shipping some of its agricultural products to E.N.S.R./S.A.R.L., an import company located in France. The Company has been developing a joint venture relationship with Texas Environmental Providers, Inc. to provide zeolite for golf course greens improvements.

The Company has completed design and packaging for products such as Mother Earth Cat Littera and Soil Enhancer, White Buffaloa, Stall Fresha, and Amzorba Multi-purpose zeolite as well as several other products. The Company is also working the conceptual framework of various other products using the zeolite minerals present in its existing product line. This includes the impregnation of zeolite with pesticides, herbicides and fertilizers for use in fields, pastures and gardens as well as chemicals to help eradicate fire ants. The Company is in negotiations with and has completed negotiations with third-party companies to develop private label products for them.

In October, 1995, the Company purchased a production plant containing 103,125 sq. ft. and approximately 3,500,000 cu. ft. of production, packaging and storage space near its zeolite properties in Oregon. The facility is not subject to any existing mortgages. The Company completed a private placement offering in the early part of fiscal 1998 that was sufficient to equip this facility with crushing, milling, drying, screening, packaging and storage equipment. The installation of the milling facility equipment was completed in Spring 1998. The Company has purchased additional milling equipment that will increase the milling facility's capacity when installed.


YEAR 2000 ISSUES

The Year 2000 (Y2K) issue is the result of computer programs and chips used in computerized systems and equipment being written to recognize two digits rather than four digits to define the applicable year. Any computer systems or equipment utilizing chips that are not year 2000 compliant may recognize a date using "00" as the year 1900 rather than the year 2000. If not addressed and corrected, the direct result could be a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process customers transactions, order merchandise or engage in similar normal business activities.

The Securities and Exchange Commission ("SEC") has asked public companies to disclose four general types of information related to Year 2000 Preparedness: the Company's state of readiness, costs, risks and contingency plans. Sec SEC Release No. 33-7558 (July 29, 1998). Accordingly, the Company has included the following discussion in this report, in addition to the Year 2000 disclosures previously filed with the SEC.

     STATE OF READINESS

All equipment and computer systems currently utilized by the Company in-house are year 2000 compliant. Most vendors used by the Company for packaging materials used in packaging its products are large companies and the Company expects that these companies will be year 2000 compliant. However, the Company has not received written notification from all vendors affirming their year 2000 compliance. Therefore, there can be no assurance that the systems of other companies with which the Company does business will be year 2000 compliant. None of the Company's systems interface directly with any third-party vendors. None of the Company's products are subject to year 2000 compliance so the Company does not expect to incur any liability in this area. The failure on the part of merchandise vendors, or other companies with whom the Company transacts business, to be year 2000 compliant on a timely basis may have an adverse impact on the operations of the Company.

     COSTS

The total cost to the Company of Year 2000 activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. The total costs of addressing the Year 2000 issue are estimated by management to be less than $10,000. These total costs are based on management's best estimates. There are no guarantees that these estimates will be achieved and actual results could differ from those estimates. The Company plans to inventory sufficient quantities of materials from outside suppliers to be capable of shipping several months of orders should third parties incur year 2000 problems. The cost of increasing the inventory levels is estimated at less than $50,000 which will be paid from available cash. Any costs associated with the year 2000 issue will be expensed as incurred. The amount expensed to date has been immaterial.

     RISKS

The Company utilizes computers and chips in various aspects of its business. The Company believes that its computers and equipment are in compliance with the Year 2000 issue. The Company does not expect any material adverse impact on its operations relative to the Year 2000 issue. The Company is also exposed to the risk that one or more of its customers, suppliers or vendors could experience Year 2000 problems that could impact the ability of such customers to transact business or such suppliers or vendors to provide goods and services. Although this risk is lessened by the availability of alternative suppliers, the disruption of certain services, such as utilities, could, depending upon the extent of the disruption, potentially have a material adverse impact on the Company's operations.

     CONTINGENCY PLANS

The Company is in the process of identifying and developing contingency plans for any problems that might be experienced by the Company's suppliers, customers or vendors. This includes identifying alternate suppliers of inventory materials utilized by the Company in the packaging of its products.
































ITEM 7.  FINANCIAL STATEMENTS:



                    INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of American Absorbents Natural Products, Inc

We have audited the accompanying consolidated balance sheets of American Absorbents Natural Products, Inc. ( A Utah corporation) and subsidiary ( a development stage company) as of January 31, 1999 and 1998, and the related consolidated statements of income, retained earnings, and cash flows for the years then ended and for the period February 9, 1984 to January 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Absorbents Natural Products, Inc. and subsidiary as of January 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended and for the period February 9, 1984 to January 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses since its inception and has experienced liquidity problems. Those conditions raise substantial doubt about the Company's ability to continue as a going concern.
Management's plans in regard to those matters also are described in Note 19. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



S/S  Orton & Company

Salt Lake City, Utah
February 26, 1999















             AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                           AND SUBSIDIARY
                    (A Development Stage Company)

                  Consolidated Financial Statements

                      January 31, 1999 and 1998





                              CONTENTS

 Independent Auditors' Report ............................         17
 Consolidated Balance Sheets ....................................  20
 Consolidated Statements of Operations ........................... 22
 Consolidated Statements of Stockholders' Equity ...............   23
 Consolidated Statements of Cash Flows ........................... 27
 Notes to the Consolidated Financial Statements .................. 29

























             AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                           AND SUBSIDIARY
                    (A Development Stage Company)
                     Consolidated Balance Sheets
                      January 31, 1999 and 1998

                               ASSETS

                                                        January 31,

                                                   1999          1998

CURRENT ASSETS

Cash                                          $  4,966      $    24,642
Accounts receivable (Note 1)
Trade                                           53,005              972
Other                                              730               -

Prepaid expenses (Note 1)                       17,208           89,208

Inventory (Note 1)                             262,121          242,406



  Total Current Assets                          338,030       357,228



PROPERTY AND EQUIPMENT (Note 7)                 749,844       538,151



OTHER ASSETS

    Mining claims (Note 8)                    5,081,569     5,081,669

    Notes receivable (Note 5)                     5,000         5,000

    Certificates of Deposits (Note 15)           15,000        15,000



    Total Other Assets                        5,101,569     5,101,669



                                        $     6,189,443  $  5,997,048
















                             (continued)

             AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                           AND SUBSIDIARY
                    (A Development Stage Company)
               Consolidated Balance Sheets (Continued)
                      January 31, 1999 and 1998

                LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    January 31,

                                                  1999          1998

CURRENT LIABILITIES


Accounts payable and accrued expenses              $61,394         156,915


Note payable - related party (Note 9)                50,000       179,052

Note payable (Note 10)                               14,281       125,000



      Total Current Liabilities                     125,675       460,967


COMMITMENTS AND CONTINGENCIES (Note 11 and 18)


STOCKHOLDERS' EQUITY


Common stock; authorized 50,000,000
common shares at $0.001 par value;
7,391,251 and 6,210,439 shares issued
and outstanding, respectively
                                                      7,392         6,211

Capital in excess of par value                    9,682,203     8,194,427

Deficit accumulated during the
development stage                            (3,625,827)       (2,664,557)




        Total Stockholders' Equity             6,063,768     5,536,081

















The accompanying notes are an integral part of these financial statements








             AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                           AND SUBSIDIARY
                    (A Development Stage Company)
                Consolidated Statements of Operations


                                                               From
                                                            Inception On
                                                             February 9,
                                                           1984 Through
                                                             January 31,
                                    For the Years Ended
                                      January 31,

[S]                                [C]       [C][C]      [C][C]
                                     1999        1998        1999

REVENUE



Net Sales                  $       153,873   $    47,472  $  441,001

Cost of goods sold                  101,034       33,167     286,891



Gross Profit                         52,839      14,305      154,110



EXPENSES

General and administrative            983,686     496,586    3,668,812

Depreciation and amortization          57,388      15,224      143,623



Total Expenses                      1,041,074     511,810    3,812,435



Net Loss from Operations            (988,235)   (497,505)  (3,658,325)


[/TABLE]

Other Income/ (Expense)

    Rent (Note 17)                      8,527       7,905      16,432

    Interest                              738         175         913

    Gain on sale of assets             17,800           -      17,800



Net loss before provision for       (961,170)   (489,425)  (3,623,180)
income taxes



Provision for income taxes (Note 4)       100         100       2,647



NET LOSS                           $    (961,270)$    (489,525)$  (3,625,827)



WEIGHTED AVERAGE LOSS PER SHARE     $           $
                                        (.14)       (.09)



WEIGHTED AVERAGE SHARES OUTSTANDING 6,933,958   5,731,102










The accompanying notes are an integral part of these financial statements

             AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                           AND SUBSIDIARY
                    (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity
       From Inception on February 9, 1984 to January 31, 1999


                                   Deficit



                                                     Accumulated
                                       Capital in    During the
          Common Stock                 Excess of     Development
       Shares             Amount       Par Value        Stage



Balance at Inception-February 9, 1984       -      $  -        $  -       $  -





Issuance of common stock for cash          37,500       38      962      -
(Note 3)


Expenses paid by shareholders for the
years ended January 31, 1990                -        -          518      -


Net loss for the years ended January        -        -        -        (1,618)
31, 1990



Balance, January 31, 1990                  37,500       38    1,480    (1,618)



Issuance of common stock for services     391,000      391    7,429      -
rendered in August
1990



Issuance of common stock in September
1990 for various                           50,000       50  198,890          -
assets from Austin-Young, Inc. (Note 5)



Issuance of common stock for
distribution licenses from
Global                                     50,000       50   37,070          -
Environmental  Industries (GEI) for UT
& WA, September
1990 (Note 3)



Contribution from Austin-Young, Inc.        -        -       13,500      -



Issuance of common stock for services      12,500       12   37,488      -
rendered in October
1990



Net loss for the year ended January         -        -        -       (57,756)
31, 1991



Balance, January 31, 1991                 541,000        541 295,857  (59,374)



Common stock returned in exchange for
common stock of GEI in March 1991        (17,000)     (17) (85,423)          -
(Note 5)



Repurchase of common stock from
Austin-Young, Inc. in                   (338,000)    (338) (64,682)          -
May 1991 (Note 5)



Cancellation of common shares            (20,000)     (20)       20      -



Issuance of common stock for the
purchase of product from                   10,000       10   74,990          -
Steelhead Specialty Minerals in August
1991 (Note 6)

(continued)




              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                         AND SUBSIDIARY
                    (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity (Continued)
            From Inception on February 9, 1984 to January 31, 1999





                                   Deficit
                                                          Accumulated
                                    Capital in            During the
              Common Stock           Excess of            Development
                Shares    Amount     Par Value              Stage

Issuance of common stock for the
purchase of mining claims in              13,214       13   184,987         -
October 1991 (Note 8)



Common stock canceled by                 (20,000)    (20)        20     -
officers/directors in January 1992


Contribution from Austin-Young, Inc.        -        -       17,000     -


Net loss for the year ended January 31, 1992   -     -        -      (93,315)



Balance, January 31, 1992                 169,214      169  422,769 (152,689)



Issuance of common stock for the
acquisition of Geo-                       701,800     702    96,442     -
Environment Services, Inc. in February
1992 (Note 5)



Issuance of common stock for the
purchase of mining claims                 243,000     243  4,859,757    -
in March 1992 (Note 6)



Common stock canceled by officers and
directors in June 1992                   (32,430)    (32)        32     -
(Note 6)



Cancellation of fractional shares due        (21)    -        -         -
to reverse stock split



Contribution by Austin-Young, Inc.          -        -       10,000     -



Issuance of common stock (pursuant to a
repurchase agreement
in May, 1991) to Austin-Young, Inc. for  3,380,000  3,380    61,620         -
relief of debt in July
1992 (Note 5)



Net loss for the year ended January 31, 1993   -     -        -     (136,304)



Balance, January 31, 1993                4,461,563  4,462  5,450,620(288,993)



Issuance of common stock for services
rendered in June 1993                      17,800      18    26,682     -
(Note 6)



Issuance of common stock to
Austin-Young, Inc. in June 1993            12,000      12    35,988     -
(Note 5)



Issuance of common stock for cash          66,667      67   199,936     -
October 1993 (Note 11)



(continued)





                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                               AND SUBSIDIARY
                         (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)
              From Inception on February 9, 1984 to January 31, 1999

                                                                   Deficit
                                                                Accumulated
                                               Capital in        During the
           Common Stock                        Excess of         Development
       Shares                      Amount      Par Value         Stage

Issuance of common stock as down
payment on building                       6,000        6    29,994     -
October 1993 (Note 5)



Issuance of common stock for services
rendered October                         17,000       17    50,983     -
1993
 (Note 6)


Issuance of common stock for cash        80,072       80   191,321     -
December 1993 (Note
11)


Contribution by Austin-Young, Inc.        -         -       36,000     -



Net loss for the year ended January       -         -        -      (310,862)
31, 1994



Balance, January 31, 1994              4,661,102   4,662   6,021,524   (599,855)



Issuance of common stock for services
rendered February                         6,000        6    29,994     -
1994
(Note 6)



Issuance of common stock for services
rendered in                              41,750       42   175,458     -
    June 1994 (Note 6)



Issuance of common stock in a private offering  22,500     22  89,978   -



Issuance of common stock for services
rendered in                              15,000       15    46,235     -
November
1994 (Note 6)



Contribution by Austin-Young, Inc.        -         -       36,000     -



Net loss for the year ended January       -         -        -      (709,048)
31, 1995



Balance, January 31, 1995              4,746,352   4,747   6,399,189(1,308,903)



Issuance of common stock for services     9,000        9    22,391     -
(Note 6)



Issuance of common stock in a private   214,168      214   394,148     -
offering (Note 11)



Contribution by Austin-Young, Inc.        -         -       36,000     -



Net loss for the year ended January       -         -        -      (401,467)
31, 1996



Balance at January 31, 1996            4,969,520   4,970   6,851,728(1,710,370)



                                 (continued)





                  AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                AND SUBSIDIARY
                        (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity (Continued)
            From Inception on February 9, 1984 to January 31, 1999

                                                                  Deficit
                                                                  Accumulated
                                                  Capital in      During the
          Common Stock                            Excess of       Development
       Shares                          Amount     Par Value       Stage

Issuance of common stock for cash
in a private offering                  130,960      131   156,729      -
(Note 11)



Issuance of common stock for           259,620      260   262,359      -
services (Note 5 & 6)


Net loss for the year ended             -          -        -       (464,662)
January 31, 1997


Balance, January 31, 1997            5,360,100     5,3617,270,816  (2,175,032)



Issuance of common stock for cash
in a private offering                  582,000    582     729,843      -
   (Note 11) (net of commissions
of $84,575)



Issuance of common stock for           129,784      130   131,782      -
services (Note 6)



Issuance of common stock for
purchase of equipment                   13,555       13    15,236      -
   (Note 6)



Issuance of common stock for cash
pursuant to a stock                   25,000         25     9,350      -
    option plan (Note 5 and 16)



Issuance of common stock for
partial redemption of a              100,000      100      37,400      -
note pursuant to a stock option
plan (Note 16)



Net loss for the year ended             -          -        -       (489,525)
January 31, 1998



Balance, January 31, 1998            6,210,439    6,211 8,194,427  (2,664,557)



Issuance of common stock in a
private placement                      963,269     963  1,218,676           -
offering (Note 11) (net of
commissions of $53,428)



Issuance of common stock for           135,480     136    147,628           -
services (Note 5)



Issuance of common stock for
purchase of equipment                   82,063      82    121,472           -
(Note 6)



Net loss for the year ended             -          -        -       (961,270)
January 31, 1999



Balance, January 31, 1999            7,391,251       $  $9,682,203 $(3,625,827)
                                                 7,392




The accompanying notes are an integral part of these financial statements





             AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                           AND SUBSIDIARY
                    (A Development Stage Company)
                Consolidated Statements of Cash Flows

                                                         From Inception
                                                         On  February 9,
                                 For the Years Ended     1984 Through
                                                         January 31,
                                     January 31,

                                  1999         1998          1999

Cash Flows From Operating Activities
Net loss                           (961,270)   57,388      (489,525
Depreciation and amortization        57,388    15,224       143,623
(Increase) decrease in receivables  (52,763)   17,172       (53,735)
Decrease (increase) in prepaid
expenses                             72,000  (32,000)        (5,208)
Decrease (increase) in inventory    (19,715) (142,454)       (188,946)
Increase (decrease) in payables     (95,521)  121,963         74,571
Loss from disposal of fixed asset       -        -             1,560
Stock issued for services            147,764  131,912        939,465
Expenses paid by shareholder            -        -           149,018







Net Cash Used by Operating Activities (852,117)   (377,708) (2,565,479)



Cash Flows From Investing ActivitiesPurchase of fixed assets
Purchase of product tradenames (147,427)    (323,528)       (698,070)
Purchase of note receivable        -            -            (26,958)
Purchase of certificates of deposit
Organization costs                 -             -            (5,000)
Purchase/sale of mining            -         (15,000)        (15,000)
development costs                  -            -             (1,524)
Purchase of mining claims          -            -               7,920
Sale of licenses                   -            -            (58,599)
Purchase of stock                  -            -             150,000
                                   -            -            (65,000)




Net Cash Used by Investing Activities (147,427)   (338,528)   (712,231)



Cash Flows From Financing ActivitiesIssuance of common stock
Issuance of notes payable       1,219,639       739,800     3,130,062
Principal payments on debt              -             -       647,210
                                (239,771)             -     (494,596)



Net Cash Provided by              979,868       739,800     3,282,676
Financing Activities



Net (Decrease) Increase In Cash  (19,676)        23,564         4,966


Cash at Beginning of Period        24,642         1,078       -



Cash at End of Period           $  4,966         24,642            4,966



The accompanying notes are an integral part of these financial statements







             AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                           AND SUBSIDIARY
                    (A Development Stage Company)
          Consolidated Statements of Cash Flows (Continued)

                                                          From Inception
                                                          On  February 9,
                                   For the Years Ended    1984 Through
                                       January 31,        January 31,

                                      1999       1998         1999

Supplemental cash flow information:



Cash Paid For:
Interest
Income Taxes                            7,461      8,974        32,820
                                          100        100         2,547





Non-Cash Transactions:
Stock issued for mining claims               -           -      5,045,000
Stock issued for down payment on building    -           -         30,000
Stock issued for services                   147,764     131,912   939,465
Stock issued for stock of
Geo-Environment Services, Inc.               -        -            97,144
Stock issued for Inventory                   -        -            75,000
Stock issued for assets from
Austin-Young, Inc. and
Global Environmental Industries             -          -           236,060
Stock issued for purchase of equipment     121.554      15,249    136,803
Stock issued for partial
redemption of note                           -           37,500     37,500

























The accompanying notes are an integral part of these financial statements




             AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                           AND SUBSIDIARY
                    (A Development Stage Company)
           Notes to the Consolidated Financial Statements
                      January 31, 1999 and 1998

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

     On May 6, 1991, the Company changed its name to Geo-Environmental Resources, Inc. and began its involvement in the distribution of zeolite, a mineral product which is an absorbent and has many potential uses such as oil and gas well cleanup, shoe and refrigerator freshener, landfill absorption, and other agricultural uses.

     On February 6, 1992, the Company acquired the outstanding stock of Geo-Environment Services, Inc., now a wholly owned subsidiary involved in marketing of the zeolite products. The transaction was accounted for at historical cost in a manner similar to that in pooling of interest accounting for business combinations.

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

     Method of Accounting
     The Company recognizes income and expenses according to the accrual method of accounting. Expenses are recognized when performance is substantially complete and income is recognized when earned. Earnings (loss) per share are computed based on the weighted average method.

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

     Nonmonetary Transactions
     Nonmonetary transactions are transactions for which no cash was exchanged and forwhich shares of common stock were exchanged for assets. These transactions are recorded at fair market value as determined by the board of directors.



             AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                           AND SUBSIDIARY
                    (A Development Stage Company)
           Notes to the Consolidated Financial Statements
                      January 31, 1999 and 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Inventories
     Inventories are stated at the lower of cost (FIFO method) or market, and consist of the following:

                                 1999         1998

     Finished Goods   $        52,484  $     18,415

     Packaging Products        72,657        70,658

     Raw Materials            136,980       153,333

                       $      262,121 $     242,406


     Accounts Receivable

     Accounts receivable are shown net of the allowance for doubtful accounts. This amount was determined to be $0 and $0 at January 31, 1999 and 1998.

     Prepaid Expenses
     Prepaid expenses at January 31, 1999 and 1998 consist of the following:

                                       1999       1998

Prepaid mining land lease      $     17,208      17,208

Prepaid fees and commissions                 -    52,000

Prepaid Purchases                           -     20,000

                               $     17,208     89,208

 Mining Claims
     Mining claims are stated at the lower of cost or market.

     Any costs incurred for the betterment of or to increase the expected
efficiency of the operations   related to the extraction from the Company
mining claims are capitalized and charged off to operations over the expected economic life of the claims.


     The Company has adopted SFAS statement #121 which requires a review of any potential for theimpairment of value of any long-lived assets. It is the
policy of the Company to annually review   the future economic benefit of all
long- lived assets and to charge off to operations any potential impairment of value of long-lived assets when applicable.

NOTE 2 - DEVELOPMENT STAGE ENTERPRISE

     The Company, per FASB Statement No. 7, is properly accounted for and reported as a development stage enterprise. Substantially all of the Company's efforts sinceits formation have been devoted to establishing its new business. No significant revenue has been earned as of the balance sheet date. Operations have been devoted to raising capital, purchasing zeolite property and establishing a marketing plan. The Company completed its plant in Oregon and began operation during 1999.


             AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                           AND SUBSIDIARY
                    (A Development Stage Company)
           Notes to the Consolidated Financial Statements
                      January 31, 1999 and 1998

NOTE 3 - COMMON STOCK AND STOCKHOLDERS'  EQUITY

     During the periods shown, the Company had a one-for-two reverse stock split and a one-for-tenreverse stock split. The financial statements have been retroactively restated to reflect the stock splits.

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

     In August of 1991 the Company issued 10,000 shares of stock at $7.50 per share for the rights to two zeolite products of Steelhead Specialty Mineral, Inc. (see Note 6).

     In October 1991 the Company issued 13,214 shares of stock at $14 per share for mining claims in Harney County, Oregon and in March 1992, issued 243,000 shares at $20 per share for additional zeolite mining claims in the same area (see Note 6 and 8).

     In February 1992 the Company issued 701,800 shares at $0.14 per share for all the outstanding stock of American Absorbents, Inc. (AAI) which became a wholly owned subsidiary. AAI had, prior to being acquired, purchased zeolite mining claims in Mohave County, Arizona (see Note 5 and 8).

NOTE 4 - INCOME TAXES

     The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting forIncome Taxes" in the fiscal year ended January 31, 1996 and has applied the provisions of the statement on a retroactive basis to the previous fiscal years which resulted in no significant adjustment.


             AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                           AND SUBSIDIARY
                    (A Development Stage Company)
           Notes to the Consolidated Financial Statements
                      January 31, 1999 and 1998

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

     Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences atJanuary 31, 1999 and earlier years, and accordingly, no deferred tax liabilities have been recognized for all years.

     The Company had cumulative net operating loss carryforwards of approximately $1,300,000 at January 31, 1998 and $2,200,000 at January 31, 1999. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates of $769,000 at January 31, 1999 and $440,000 at January 31, 1998 have been offset by valuation reserves of the same amount. The net change in deferred tax asset and offsetting valuation reserve amounted to $329,000 for 1999 and $162,000 for 1998.

     The net operating losses begin to expire in the year 2016.

NOTE 5 - RELATED PARTY TRANSACTIONS

     The major portion (42%) of the outstanding shares of the Company are owned by Austin-Young, Inc., a Utah corporation that has its primary office in Austin, Texas. Some individuals are officers and directors in both Austin-Young, Inc. and the Company. During the periods shown, there were several transactions involving the majority shareholder and the Company's officers and directors, as follows:

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




              AMERICAN ABSORBENT NATURAL PRODUCTS, INC.
                           AND SUBSIDIARY
                    (A Development Stage Company)
           Notes to the Consolidated Financial Statements
                      January 31, 1999 and 1998

NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

     August 17, 1990 - An option was given to Austin-Young, Inc. to purchase an additional 2,000,000 shares (pre-split)(100,000 shares post-split) of stock at the price ofone cent per share.

     Also, an option plan was approved which provided that the board of directors was authorized to issue up to 1,000,000 shares (pre-split) (50,000 shares post-split) to current and future employees at a price of one cent per share. None of these options were exercised. These options were later rescinded by the board of directors in July 1993.

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

     July 1992 - 3,380,000 shares of common stock were issued at $0.02 per share to Austin-Young,Inc. for debt relief of $65,000.

     February 1, 1993 - the Company issued to Austin-Young, Inc. an option to purchase up to 1,000,000 shares of common stock at a price of $3 per share. This option was set to expire on February 1, 1998. 12,000 shares were exercised at a price of $36,000. These options were cancelled by Austin Young in 1997.

     July 27, 1993 - the Company issued an option to the employees, officers and directors to purchase up to a maximum of 250,000 shares of common stock at a price of $3 per share. This option was canceled on June 5, 1995.

     October 8, 1993 - 6,000 shares of stock were issued at $5 per share to Susan Young as down payment on the purchase of a building.

     During 1994, Austin-Young, Inc. issued several promissory notes to the Company to cover cash shortages. Total promissory notes issued was $61,424. (See Note 9)





             AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                           AND SUBSIDIARY
                    (A Development Stage Company)
           Notes to the Consolidated Financial Statements
                      January 31, 1999 and 1998

NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

     In June 1995, the Company adopted a 1995 stock option plan for the employees, officers and directors to purchase up to 1,000,000 shares of common stock at market price. The options expire seven years from the date of offer.

     The Company is leasing its office space from a related party pursuant to a 60 monthlease agreement dated July 30, 1996 on a month to month basis at $1,900 per month.

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

     In 1997, the Company was required to pay a balloon payment due on its warehouse in September, 1996. Instead of finding long term funding through a mortgage company, Austin-Young, Inc.,the majority shareholder provided $125,000 in certificates of deposit for collateral on a one year note of $125,000 provided by a local bank to pay the balloon payment. The note was due in September, 1997 (See Note 10), but was extended to 1998. The note was paid offin early 1999.

     In 1997, the Company issued 16,751 shares of stock to Austin-Young, Inc.
for rent for the use of office space.   The office space is rented pursuant
to a 60 month lease agreement. In 1999, the Company paid cash for use of office space. Total rent paid in 1999 was $22,800.

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

     In 1997, the Company purchased for $5,000 from Austin-Young, Inc. a $20,000 note receivable from a former officer and director for the purchase of common stock. The note was discounted due to the poor probability of collection.
The Company intends to make a demand for payment on the note or cancel the shares that were issued under the note. In 1998, the Company filed suit to cancel the shares. (See Note 18 for ultimate disposition of the lawsuit).


             AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                           AND SUBSIDIARY
                    (A Development Stage Company)
           Notes to the Consolidated Financial Statements
                      January 31, 1999 and 1998

NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

     In 1998, the Company issued 135,480 shares for services rendered, of which 118,527 was issued to company officers, directors and employees at an average cost of $1.03, the averagetrading value of the stock during the year, for services rendered.

NOTE 6 - NONMONETARY TRANSACTIONS

     Nonmonetary transactions consist of the transactions detailed in Note 5 above and the transfer of common investment shares to individuals and corporations for services and distributorship icense agreements, as follows:

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



             AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                           AND SUBSIDIARY
                    (A Development Stage Company)
           Notes to the Consolidated Financial Statements
                      January 31, 1999 and 1998

NOTE 6 - NONMONETARY TRANSACTIONS (Continued)

     November 1994 - 10,000 shares were issued at $3.50 per share for services rendered.

     November 1994 - 5,000 shares were issued at $2.25 per share for services rendered.

     In 1995 - 9,000 shares were issued at an average price of $2.49 per share for services rendered.

     In 1997 - 259,620 shares (185,620 related party) were issued at an average price of $1.01 per share for various services rendered.

     In 1998 - 129,784 shares (82,449 related party) were issued at an average priceof $1.02 per share for services rendered.

     In 1998 - 13,555 shares were issued at an average price of $1.125 for the purchase of equipment.

     In 1999 - 82,063 shares were issued at an average price of $1.48 for the purchase of equipment.

     All nonmonetary transactions, with related parties and non related parties, transacted with stock of the Company were measured either at the estimated fair value of the stock being issued (stock market quotations) or fair value of goods or services being rendered, whichever was more readily measurable.

NOTE 7 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                       January 31,

                                     1999         1998

     Plant                       $   324,592      279,327

     Machinery and equipment          486,011     263,510

     Mining site improvements          52,715      51,500

     Accumulated depreciation        (113,474)    (56,186)

                          $          749,844$      538,151

     Machinery and equipment (including computer equipment and vehicles) is depreciated on the straight-line method over the estimated useful lives of three to seven years. Plant is being depreciated (straight line) over the estimated useful life of 20 years. Site improvements are being depreciated (straight line) over an estimated useful life of ten years. Depreciation expense is $57,388 and $15,224 for the years January 31, 1999 and 1998 respectively.

     In the past, the Company had agreements with various vendors to do the mining and milling of its zeolite mineral and products; this has resulted in minimal investment in machinery and equipment. During 1997-1998, the Company began construction of a new milling and packaging plant in Burns, Oregon. The plant became operational during 1999.






             AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                           AND SUBSIDIARY
                    (A Development Stage Company)
           Notes to the Consolidated Financial Statements
                      January 31, 1999 and 1998

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

      In October 1991 the Company acquired twenty zeolite mining claims in Harney County, Oregon. The value of the claims was agreed to be $185,000 by the seller and purchaser and 13,214 (132,143 pre-split) shares of common stock were issued. The stock was quoted on the market at $1.40 per share, thus determining the number of shares to be issued forthe claims.

      In December 1991, the Company acquired an additional 203 zeolite mining claims in the Harney County, Oregon region. A geological study was conducted and reserves were estimated at over 477,600,000 tons. The value per ton was also estimated based on mining costs and market value of other companies in the industry. The reserves were then discounted 99 1/2% and a value was determined to be approximately $4,800,000. Stock was then issued at market price to equal the value given to the claims. In 1999, $100 of depletion has been taken on the claims.

NOTE   9 - RELATED PARTY NOTES PAYABLE

      The notes payable-related party consist of advances from Austin-Young, Inc., a major shareholder of the Company. The balances are as follows:

                                  January31,

                                1999      1998

Notes payable -
Austin-young, bearing

Interest at 7% and payable
on demand.

Unsecured.               $    50,000  $   179,052




             AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                           AND SUBSIDIARY
                    (A Development Stage Company)
           Notes to the Consolidated Financial Statements
                      January 31, 1999 and 1998

NOTE 10- NOTES PAYABLE

      Notes payable consist of the following:

                                         January 31,

                                       1999       1998

      Note payable to a bank,
      bearing interest
      at 8.5%, due August,
      1998. Secured by $125,000 CD's
      (see Note 5)                      $-   $ 125,000

      Note payable to a bank,
      bearing interest
      At 9.5%, revolving line
      of credit, $25,000
      Secured by personal
      guarantee of a
      Company officer                   14,281    -

                                $      14,281   125,000

            Total interest expense for 1998 was $23,141, and $9,462 for 1999.

      NOTE 11 - PRIVATE PLACEMENT OF COMMON STOCK

      During October 1993, the Company issued 66,667 shares of restricted common stock in a private placement. The shares sold for $3 per share and carried an option to purchase additional shares within 120 days.

      During December 1993, the Company issued 38,170 and 41,902 shares of restricted common stock in a private placement at $3 and $1.84 per share, respectively. The sharesissued were under an option agreement as part of the private placement that occurred during October 1993.

      On July 5, 1994, 22,500 shares of common stock were issued at $4 per share in a Regulation D private stock offering.

      In 1996, the Company issued 214,168 shares of common stock in a Regulation D private placement for total consideration of $394,362.

      In 1997, the Company issued 130,960 shares of common stock in a Regulation D privateplacement for total consideration of $156,860.

      In 1998, the Company issued 582,000 shares at an average price of $1.40 in three separate private placements. One private placement was with a foreign customer that purchased 80,000 shares for $100,000.

      In 1999, 963,269 shares were issued in a Regulation D private placement at an average price of $1.27.

      The first private placement was sold in blocks of 4,000 shares (minimum investment) at $1.25 per share with a royalty that pays from the gross tonage of production from the zeolite claims in Oregon, once under production. The royalty pays $3 per ton per minimum investment on 6,000 tons of zeolite mined and sold. Total royalties paid per minimum investment will be $18,000.


             AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                           AND SUBSIDIARY
                    (A Development Stage Company)
           Notes to the Consolidated Financial Statements
                      January 31, 1999 and 1998

NOTE 11 - PRIVATE PLACEMENT OF COMMON STOCK (continued)

      The second private placement was sold in blocks of 4,000 shares (minimum investment) at $2.50 per share with a similar royalty that pays $2.00 per ton per minimum investment. Total royalties paid per minimum investment will be $20,000 (10,000 tons).

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

NOTE 12 - ECONOMIC DEPENDENCY

      During the current fiscal year, the Company has developed four customers that provided approximately 82.6% of the years sales volume.

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



             AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                           AND SUBSIDIARY
                    (A Development Stage Company)
           Notes to the Consolidated Financial Statements
                      January 31, 1999 and 1998

NOTE 14 - FAIR VALUES OF FINANCIAL INSTRUMENTS

      The following listing of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosure About Fair Value of Financial Instruments". The carrying amounts and fair value of the Company's financial instruments at January 31, 1999 and 1998 are as follows:

      January 31, 1999   January 31, 1998

                         Carrying Fair    Carrying   Fair
                          Amounts Values   Amounts   Values


      Cash and Cash     $   1,531$   1,531$  24,642$    24,642
      Equivalents

      Notes Payable Including
      Current Maturities
                           64,281   64,281  304,052    304,052


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

NOTE 15
      During 1998, the Company was required to place a $15,000 bond to insure the reclamation of any mining done on the mining claims in Oregon. The Company has placed $15,000 in certificates of deposits as a pledge against any reclamation work that has to be done after mining operations have ceased. The mining operations will continue for some time and the certificates will not be useable as working capital for a number of years. The interest earned on the certificates is directly deposited to the Company's operating account.

NOTE 16

      The Company approved a stock option plan to the officers and directors
of the Company.   A total of 250,000 options to purchase 250,000 shares were offered at a price of $.375  (the  market price at the time of offering).  The
options expire on June 17, 2004.    During 1998, 125,000 options were
exercised at the option price of $.375 for total consideration of $46,875 ($9,375 cash and $37,500 in relief of debt). No options were exercised as of the audit report.

NOTE 17
      The Company has leased out a portion of its warehouse in Austin, Texas to anotherindividual for $880 per month. The lease is month to month.




               AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                           AND SUBSIDIARY
                    (A Development Stage Company)
           Notes to the Consolidated Financial Statements
                      January 31, 1999 and 1998

NOTE 18 At January 31, 1999, the Company was involved in several legal cases as follows:

        -McLean V. American Absorbents Natural Products, Inc.

            A former employee is seeking workers compensation coverage for alleged injuries sustained on the job at the Oregon Plant. After the year end, all administrative hearings were complete and the Company was found not to be liable.

        -American Absorbents Natural Products, Inc. V. Calkins

            A former independent contractor hired to construct the Oregon plant placed a mechanics lien on the Oregon plant for alleged unpaid claims and the Company has sued to remove the mechanics liens since the claims are being contested. Calkins filed a counter claim seeking damages in addition to his lien. The case is in initial stages and an outcome cannot be determined at this time.

        -American Absorbents Natural Products, Inc. V. Charles Walden

       The Company filed suit against a former officer of the Company seeking cancellation of 200,000 shares of stock issued for non-payment. Mr.
Walden counter sued for his ownership of the stock and other damages. Subsequent to the year end, the Company settled the case by paying $15,000 for return of 40,000 shares and canceling another 50,000 shares for settlement of the $20,000 original note that was signed for purchase of the 200,000 shares. Mr. Walden was allowed to keep the remaining 110,000 shares.

      NOTE 19
      The Company has suffered significant losses over the last couple of years. Also, subsequent to year end, the Company has had significant turnover of senior management. The Company has hired a chief executive officer, a chief operating officer and a chief financial officer. The Company is directing all of its efforts in this transition period to obtaining large sales contracts, tightening cost controls and improving its financial position and the overall management of the Company. The board of directors is being expanded to include persons with significant sales management and/or financial management backgrounds, and the board is currently seeking funding to continue and expand its operations. These factors leave substantial doubt about the Company's ability to continue as a going concern unless significant funding is arranged to complete this transition. The financial statements do not include any adjustments that might result from this uncertainty.





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



                                 PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT:


                                                SERVED AS
                    POSITIONS WITH THE         DIRECTOR OR
       NAME              COMPANY          AGE  OFFICER SINCE



Terry L. Young    Chairman of the         52       1990
                  Board, Chief
                  Executive Officer,
                  Director



David W. Redding  President, Chief        50       1993
                  Operating Officer,
                  CFO (resigned
                  3-1-1999), Assistant
                  Secretary,
                  Treasurer, Director



William C. Branch Director                46       1995



Nicholas N. WentworthDirector/Chairman of   64  1998/1999
                  the Board
                  (elected May 10,
                  1999)



James R. Toney    Vice President of Production  50    1998



Kimberly A. Love  Corporate Secretary     36       1995



Daniel F. Creedon Vice President of Marketing  39    1998



Mark W. Martich   Vice President of       51       1998
                  Advertising and
                  Communications



Donald L. GillespieDirector (March        49       1999
                  1999), Chief
                  Financial Officer
                  (March 1, 1999)



Richard A. WaterfieldDirector (March 1, 1999)  59    1999



Robert L. BitterliChief Executive         42       1999
                  Officer, President,
                  Director (May 1999)



James W. Haake    Chief Operating         49       1999
                  Officer



Don Chapman       Director (May 1999)     63       1999

Directors and officers are elected annually on the date of the annual meeting of shareholders to serve until the earlier of the next annual shareholders' meeting date or the date on which their services to the Company cease. The Company believes that there may have been Directors or Officers who may have been delinquent in filings required under Section 16(a) of the Securities Exchange Act of 1934.

William C. Branch's resigned as a member of the Board of Directors effective February 26, 1999.

Terry L. Young resigned as Chief Executive Officer effective March 1, 1999 and his term as Chairman of the Board of Directors and as a Director on April
30, 1999.

David W. Redding was terminated as President, Chief Operating Officer, Assistant Secretary, and Treasurer effective May 12, 1999. He resigned his position as Chief Financial Officer effective March 1, 1999.

Donald L. Gillespie and Richard A. Waterfield were elected to the Board of Directors of the Company in March 1999.

Robert L. Bitterli was elected as Acting Interim President on April 5, 1999 and Chief Executive Officer, President and Director effective May 12, 1999.

Donald R. Chapman was elected a Director in May 1999.

James W. Haake was appointed Chief Operating Officer effective June 1, 1999.

Nicholas N. Wentworth was elected Chairman of the Board of Directors in May
1999.

TERRY L. YOUNG served as a director of the Company from 1990 to April 1999.
He served as Chairman of the Board of Directors of the Company from 1991 to April 1999. Mr. Young has also served as President of the Company from August 1990 until May 1991, and from June 1992 until December 1993. Mr. Young was the Chief Executive Officer of the Company from 1990 to March 1999. He is also President and a director of Austin Young, Inc., and was Chairman and Chief Executive Officer of American Absorbents, Inc., the wholly owned subsidiary of the Company. Beginning in the early 1970's, Mr. Young became involved in real estate development and continues to be involved now. He has also been involved in corporate development and has worked in the development of several companies. He served in the United States Military from 1968 to 1971 when he received an honorable discharge. Mr. Young received an associate degree in business from San Antonio College in 1967 and attended the University of Texas at Austin for two years. Age 52.

DAVID W. REDDING has served as a director of the Company from November 1993. He served as Chief Financial Officer, Executive Vice President and Treasurer of the Company from November 1993 to March 1999. He also served as Assistant Secretary of the Company from December 1994 to May 1999, President of the Company from January 1997 to May 1999 and Chief Operating Officer of the Company from March 1999 to May 1999. Mr. Redding was also Chief Financial Officer, Treasurer, Secretary and a Director of American Absorbents, Inc., the wholly owned subsidiary of the Company. From May 1988 until November 1993, he was self-employed providing tax, management and financial services. From November 1978 until May 1988 he was Chief Financial Officer, Executive Vice President, Secretary, Director and a member of the Executive Committee of ASK Corporation, a publicly held, NASDAQ National Market listed company engaged in manufacturing and marketing of alternative energy equipment in the emerging solar energy industry. He was nominated for and accepted for inclusion in Who's Who Worldwide in Business in 1993 and International Who's Who of Professionals in 1997. He received a bachelor's degree in business and accounting from the University of Texas at Austin in 1974. Age 50.

WILLIAM C. BRANCH served as a director of the Company from 1995 to February 1999. He was President and Chief Executive Officer of Charles P. Davis Hardware, Inc. from 1978 until 1982 when the business was sold to Handyman, Inc. in San Diego, California. Following a period of retirement, he became he Chairman of the Board and President of Branch International, Inc., operating Branch Travel and has served in that capacity from 1985 until present. Mr. Branch attended and received an AA degree from Marion Military Institute, Marion, Alabama, in 1973. He received a B.S. degree in International Business from the American College, Leysin, Switzerland, in 1977. After that, he pursued graduate studies in International Business at the International Business Institute in Switzerland. Mr. Branch became a director of the Company in June 1995 and spends less than 10% of his time involved with Company business. Age 46. Mr. Branch resigned from the board, February 26, 1999.

KIMBERLY A. LOVE has served as secretary of the Company since October 1995. From September 1992 until October 1995, she was the owner of Harvest Company, a company specializing in the harvesting and selling of timber to companies such as Champion Corporation, Louisiana Pacific and Kirby Industries. From July 1990 until September 1992, Ms. Love worked for Baker Oil Tools in Houston, Texas as a departmental specialist, where she assisted in budget analysis and planning for the manufacturing department. She also has experience as a market manager for F.M.I. and B.D.S. in California, marketing new products for companies such as R.J. Reynolds and other consumer products marketing companies in various industries. She attended Southwest Texas State University, San Marcos, Texas for two years. Age 36.

NICHOLAS N. WENTWORTH has served as a director of the Company since January
1998 and as Chairman of the Board since May 1999. Mr. Wentworth was president of Investment Advisors Incorporated, a Houston, Texas based investment counseling firm with individual and institutional clients before retiring in 1996 after 28 years with the firm. He held various management positions with the firm including president of a no-load mutual fund specializing in small to medium sized capitalization companies, economist and chief investment officer of fixed income. He is a Chartered Financial Analyst and a Chartered Investment Counselor and is a past president of the Houston Society of Financial Analysts. Prior to joining Investment Advisors Incorporated he work for Underwood, Neuhaus and Company providing institutional research and portfolio management for non-discretionary accounts managed by the firm. Early in his career, Mr. Wentworth worked in the corporate offices of Gulf Oil Corporation as a member of the crude oil and product supply department, for Texas Eastern Transmission Corporation as a member of the treasurer's staff working with investment bankers in long and short term borrowings and for Funds Incorporated as their analyst in energy and regulated industries. He served in the United States Army Finance Corps and holds a Bachelor's and Master's degree in Business Administration from Babson College in Wellesley, Massachusetts. Mr. Wentworth spends less than 10% of his time involved with Company business. Age 64.

JAMES R. TONEY has served as Vice President of Production of the Company since February 1998. Mr. Toney served as the maintenance and operations superintendent of the ore preparation plant and the milling operations for Calaveras Asbestos, Ltd. from April, 1976 to December, 1990, when the operations were acquired by Sanifill, Inc. After the acquisition by Sanifill, Inc. he served as the operations manager for California Asbestos Monofill, a subsidiary of Sanifill, Inc. until February, 1998. Mr. Toney served three years in the United States Marine Corps from 1967 to 1970 when he received an honorable discharge. He attended Diablo Valley College and Columbia College in California. Age 50.

DAN CREEDON has served as Vice President of Marketing of the Company since
July 1998.  Prior to his employment by the Company, he was an Account
Executive from 1996 to 1998 with Marketing Specialists Company in San
Antonio, Texas, a national company that specializes in brokering consumer products into the grocery and retail business. He was responsible for the accounts of 18 large manufacturers. From 1990 to 1995, Mr. Creedon was a Specialty Markets Sales Representative for M & M / Mars, Inc. of Hackettstown, New Jersey where he managed 13 million dollars in direct and indirect sales and was directly charged with "pioneering" new product distribution in non-traditional outlets. From 1989 to 1990 he was a Distribution Center
Supervisor for HEB Grocery Company in San Antonio, Texas where he was responsible for warehouse operations, customer service and related issues for over 200 HEB grocery stores. Other responsibilities and experiences have included promotional activities to maximize marketing development funds for represented manufacturers, business interviews, new item presentations and post analysis of multiple product categories through the use of scan data and product category databases. Mr. Creedon received an associates degree in engineering from Cape Cod Community College in West Barnstable, Massachusetts in 1987 and a bachelor's degree in industrial management from the University of Massachusetts at Lowell in 1988. Age 39.

MARK W. MARTICH has served as Vice President of Advertising and Communications since October 1998. He became involved in the radio communications and broadcasting industry in the early 1970's, first as an on-the-air talent, progressing into station management of both single and multiple station operations, across Texas and Oklahoma. Mr. Martich has continued to be involved in corporate development relating to advertising, marketing and communications. He attended the University of North Texas and also received an associates degree in communication from Elkins Institute in Dallas, Texas.
 He served in the United States Army from 1968 to 1970 where he completed a tour in the Republic of Vietnam, was highly decorated and honorably discharged. Age 51.

DONALD L. GILLESPIE has served as a director of the Company since March 1999. He had previously served as a director of the Company from 1993 to 1995, as the Controller of the Company from August 1990 until March 1993 and the Chief Financial Officer of the Company from March 1993 until November 1993. Mr. Gillespie has been the Controller of Austin Young, Inc. since 1988. He has also been the President of American Crisis Publishing, Inc., a wholly owned subsidiary of Austin Young, Inc. since 1988. He has again served as the Chief Financial Officer of the Company since March 1999. Mr. Gillespie received a bachelor of business administration degree in accounting and finance from the University of Texas at Austin in 1973. He was a certified public accountant licensed by the State of Texas from 1975 until July 24, 1997. Age 49.

RICHARD A. WATERFIELD has served as a director of the Company since March 1999. He has been the owner of Database Marketing, a high tech marketing company, since February 1997 and the owner of Waterworks Productions since October 1992. Mr. Waterfield has been a loan consultant and lobbyist with Waterfield and Associates since October 1991. He was elected as a representative to the Texas State Legislature for District 88 and served two terms from 1986 to 1991. During that time he was voted Outstanding Freshman Legislator. He served on the Human Services Agriculture Committee and as a member of the Congressional Oil and Gas Advisory Committee. From 1984 to
1991, Mr. Waterfield was the owner of Washita Investments, a commodities trading firm. He was a part owner in Canadian Feed-yard working in commercial cattle feeding operations, commodity trading and risk management from 1975 to 1984. Mr. Waterfield has served on the Canadian City Council, the Canadian School Board and on the board of directors of First State Bank of Canadian, Texas. He attended Oklahoma State University majoring in business and animal
science.   Age 59.

DONALD R. CHAPMAN has served as a director of the Company since May 1999. From 1962 to the present, Mr. Chapman has been involved in real estate investments including purchase and sale of properties, financing of properties, construction of properties and sub-division development. Since 1970, he has been self-employed through the ownership of his own automobile sales and financing company, Don Chapman Motor Sales. From 1960 to 1970, Mr. Chapman was employed in auto sales and financing by Republic Finance Company. From 1959 to 1960, he was in auto sales for Armstrong-Johnson Ford in Austin, Texas. Mr. Chapman attended the University of Texas at Austin from 1954 to 1959. Age 63.

ROBERT L. BITTERLI served as a director of the Company from June 1995 until June 1996 and became a director of the Company again in May 1999. He also became Chief Executive Officer and President of the Company in May 1999.
Mr. Bitterli founded and served as President of Windfall Corporation, a management consulting firm, specializing in corporations seeking and working with government contracts. He also served as President of Security First Group Benefits Corporation, one of the Trilon Financial group of companies (the 12th largest financial organization in the world), providing marketing, sales, communication and administrative services to employers for both qualified and non-qualified pension and retirement plans. He served as Vice President of Security First Group, a company providing investments and investment advisory services and as General Partner of the Diversified Securities Network, a company specializing in the sales of securities and limited partnerships. Mr. Bitterli was with Security First Group for twelve years. He also owns J&B Properties, a residential property investment and management company, and a majority interest in Devin Lane Publishing, a publisher of thriller fiction.
He served with honor in the United States Army in an enlisted and commissioned capacity. He holds a B.S. degree in Psychology from Campbell University in Bueise Creek, North Carolina and an M.A. in Business Administration and Personnel Management, both from Webster University in St. Louis, Missouri.
Age 42.

JAMES W. HAAKE served as the Chief Operating Officer of the Company since June 1999. The following jobs and services have given Mr. Haake over twenty years of hands-on experience in fulfillment and distribution services, software development, project and materials management, international logistics, operations management, inventory and financial control, mobility, channel sales allocation and leadership. In 1996, Mr. Haake became the Distribution Center Manager for Softbank Service Group. During 1995 and 1996, he was a Project Manager for GTE-TSI. During 1994, Mr. Haake was a District Manager for Optimum Home Delivery. From 1991 to 1993, he was a Channel Sales Manager for CompuADD Computer Corporation. Mr. Haake held various officer positions as a member of the United States Army in several countries throughout the world from 1971 to 1991. From 1968 to 1971, he was a Journey Lineman with Florida Power & Light. Mr. Haake holds B.A. degrees in Sociology and Psychology, both from St. Martins College and a M.S. degree in Logistics Management from Florida Institute of Technology. He has also attended the Logistics Executive Management College. Age 49.







ITEM 10.  EXECUTIVE COMPENSATION:

The following table sets forth the aggregate remuneration paid or accrued for the fiscal years ended January 31, 1997, 1998 and 1999, as to each officer of the Company whose aggregate remuneration exceeds $100,000, and as to the aggregate remuneration of all officers as a group:



                 ANNUAL COMPENSATION (1)LONG-TERM COMPENSATION

                                               AWARDS
                                               PAYOUTS

                                       RESTRICTED STOCK
NAME AND                    OTHER ANNUALCOMPENSATION    ($)AWARDSOPTIONS/ SAR'S LTIPALL OTHER
PRINCIPAL        SALARY($)BONUS($)       ($)    (#)  PAYOUTS  ($)COMPENSATION   ($)
POSITIONS   YEAR

Terry L. Young,CEO
            1997  -0-  7,000    -0-    56,500   -0-    -0-     -0-

            1998 60,000 -0-     -0-     7,188 100,000  -0-     -0-

            1999 63,000 -0-     -0-    27,746   -0-    -0-     -0-

All
Officers     1997 64,8007,000    -0-   106,592  -0-    -0-     -0-
as a
Group (3 persons)

            1998 143,400 -0-    -0-    46,325 225,000  -0-     -0-
(3 persons)

            1999 251,438 -0-    -0-    84,998   -0-    -0-     -0-
(6 persons)


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

The Company does not have any pension, retirement, deferred compensation or similar plan for its officers, directors or employees. It does have an incentive stock option plan for its officers, directors, employees and other persons who perform substantial services for or on behalf of the Company.
The 1995 Stock Option Plan provides for the granting of options on a maximum of 1,000,000 shares of the Company's common. The 1995 Stock Option Plan is administered by the Board of Directors , or, at its option, a duly authorized committee of the Board. Options may be granted at the market bid price of the common stock at the time of issuance and can be exercised by the payment of cash, surrender of shares of common stock of the Company equivalent to the option exercise price or through a reduction in the number of shares received pursuant to the option exercise equivalent to the amount of the option exercise price. The term of any option granted may extend for seven years from the date of grant. No options were granted pursuant to the 1995 Stock Option Plan to Officers and Directors during the fiscal year ended January 31, 1999.

Currently, directors do not receive any cash compensation for serving in their roles as directors of the Company. The four directors, Terry L. Young, David W. Redding, William C. Branch and Nicholas N. Wentworth each received 5,000 shares of restricted common stock for their services on the board of directors. The fair market value of the common stock was $0.75 per share.

The following table sets forth the aggregated option/SAR exercises in the last fiscal year and the fiscal year-end option/SAR values:

       AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                      FY-END OPTION/SAR VALUES

                                       NUMBER OF    VALUE OF
                SHARES               UNEXERCISEDOPTIONS/
                                      SARSAT FY-END
                    (#)EXERCISABLE/UNEXERCISABLE  UNEXERCISED
                ACQUIRED                           IN-THE-MONEY
                   ON        VALUE                 OPTIONS/SARS
                EXERCISE    REALIZED              AT FY-END ($)
     NAME         (#)         ($)                  EXERCISABLE/
                                                  UNEXERCISABLE

David W. Redding    -0-       -0-     100,000 E*       0/0

Kimberly A. Love    -0-       -0-      25,000 E        0/0

The exercisable options listed in the above table were granted to the officer listed on June 17, 1997. *Mr. Redding's 100,000 options are currently under dispute.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

The following table sets forth certain information furnished by the following persons concerning the common stock ownership as of March 31, 1999, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the common stock; (ii) all directors and executive officers;
(iii) directors and executive officers of the Company as a group:

   NAME AND ADDRESS    NUMBER OF SHARESOF COMMON STOCK  COMMON STOCK
  OF BENEFICIAL OWNER                      SUBJECT     PERCENT OF CLASS
                                        TO OPTIONS OR
                                           WARRANTS



Austin Young, Inc.        3,179,118          -0-        42.84
3800 Hudson Bend Rd.
Austin, TX 78734



Terry L. Young            3,179,118          -0-        42.84
3800 Hudson Bend Rd.
Austin, TX 78734



David W. Redding           232,559         100,000*      4.42
3800 Hudson Bend Rd.
Austin, TX 78734



William C. Branch          232,662           -0-         3.14
3800 Hudson Bend Rd.
Austin, TX 78734



Nicholas N. Wentworth       43,335           -0-         0.58
3800 Hudson Bend Rd.
Austin, TX 78734



James R. Toney              27,081           -0-         0.36
3800 Hudson Bend Rd.
Austin, TX 78734



Kimberly A. Love             -0-            25,000       0.34
3800 Hudson Bend Rd.
Austin, TX 78734



Daniel F. Creedon           41,170           -0-         0.55
3800 Hudson Bend Road.
Austin, TX 78734



Mark W. Martich              100             -0-         0.00
3800 Hudson Bend Rd.
Austin, TX 78734



Richard A. Waterfield        -0-             -0-         0.00
3800 Hudson Bend Rd.
Austin, TX 78734



Donald L. Gillespie         62,600           -0-         0.84
3800 Hudson Bend Rd.
Austin, TX 78734



Officers and Directors    3,714,211        125,000*     52.27
as a Group (10 Persons)

* Mr. Redding's
100,000 options are
currently under dispute.

 1) Unless otherwise indicated, the second column reflects amounts as to which the beneficial listed in the first column has sole voting power and sole investment power.

 2) The total number of shares of common stock outstanding as of March 31, 1999, was 7,420,252. Option shares to each named director or officer, which are not currently outstanding but which are subject to option exercise, are deemed to be outstanding for the purpose of computing that director's, officer's or group's percentage of ownership of outstanding shares of common stock, but are not deemed to be outstanding for computing the percentage of common stock owned by any other person.

 3) Austin Young, Inc. is approximately 90% controlled by Terry L. Young, its Chairman and CEO. Mr. Young was a director, officer and 42.84% controlling shareholder of the Company through his control position in Austin Young, Inc. Of the shares set forth above, 47,000 are held in brokerage accounts in the name of Austin Young, Inc.

 4) Of the shares set forth above for Terry L. Young, 2,910,292 are owned of record by Austin Young, Inc., a corporation controlled by Mr. Young;
47,000 are held in brokerage accounts in the name of Austin Young, Inc.; 113,894 are held in the name of Mr. Young; 80,918 are held in the name of
Terry L. Young and Austin  Young, Inc.;   2,800 are owned of record by the
spouse of Mr. Young; 4,214 are held in the name of Kim E. Coleman as custodian for Gretchen Coleman, and, 20,000 are held in brokerage accounts of record by the children of Mr. Young.

5) Of the shares set forth above for David W. Redding, 205,059 are held in the name of David W. Redding; 27,000 are held in the name of David W. Redding for the benefit of family members, and, 500 are owned of record by the spouse of Mr. Redding.

 6) Of the shares set forth above for William C. Branch, 177,189 are owned of record by Mr. Branch, 29,000 are owned of record by Mr. Branch as custodian for the Charles P. Davis Trust and 26,473 are held of record by Mr. Branch as custodian for family members.

 7) Of the shares set forth above for Donald L. Gillespie, 62,500 are held in the name of Mr. Gillespie and 100 are owned of record by the spouse of Mr. Gillespie.

 8) Of the shares set forth above for Daniel F. Creedon, 16,898 are held in the name of Mr. Creedon and 24,242 are held in a brokerage account for the benefit of Mr. Creedon.

 9) Of the shares set forth above for Nicholas N. Wentworth, 10,000 are held in the name of Mr. Wentworth and 33,335 are held in a brokerage account for the benefit of Mr. Wentworth.

SECURITY OWNERSHIP OF NEWLY ELECTED OFFICERS AND DIRECTORS:

The following table sets forth the security ownership on the day preceding the date of election for each of the newly elected officers and directors elected to their positions subsequent to March 31, 1999:

   NAME AND ADDRESS    NUMBER OF SHARESOF COMMON STOCK  COMMON STOCK
  OF BENEFICIAL OWNER                      SUBJECT     PERCENT OF CLASS
                                        TO OPTIONS OR
                                           WARRANTS



Robert L. Bitterli         226,800           -0-        3.05%
3800 Hudson Bend Rd.
Austin, TX 78734



James W. Haake              17,500           -0-        0.24%
3800 Hudson Bend Rd.
Austin, TX 78734



Donald R. Chapman           17,468           -0-        0.24%
3800 Hudson Bend Rd.
Austin, TX 78734



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

Austin Young, Inc. is the major stockholder of the Company, beneficially owning 3,179,118 shares, or approximately 42.84% of the common stock at March 31, 1999, which amount includes the shares beneficially owned by Austin Young, Inc. as described above. Austin Young, Inc. is controlled by Terry L. Young, the Chief Executive Officer, Chairman and controlling shareholder of the Company. Austin Young, Inc. is a publicly held Texas corporation which operates as a real estate developer principally in the Austin, Texas, area. It also owns a publishing company, American Crisis Publishing, Inc., which publishes drug and alcohol abuse booklets. Mr. Young owns approximately
90% and the public shareholders own approximately 10% of the outstanding common stock of Austin Young, Inc.

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

Austin Young, Inc. has advanced funds to the Company from time to time for operating expenses. At January 31, 1999, the Company owed approximately $50,000 in principal to Austin Young, Inc., which amount was evidenced by a promissory note bearing interest at 7% per annum and due on demand. The note payable to Austin Young, Inc. was reduced by $37,500 on January 21, 1998, when Mr. Young exercised an option he held to acquire 100,000 shares of common stock at $0.375 per share. In addition, Austin Young, Inc.
previously pledged $125,000 in CD's against a $125,000 note payable to a bank relative to the Austin warehouse facility. Austin Young, Inc. receives no compensation for the use of its CD's as collateral on the note. This note was repaid during fiscal 1999.






























ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 10-K:


                                                                       Page
(a)   (1)   The following financial statements are
             included in Part II, Item 7:

        Report of Independent Auditors..........................       17

            Financial Statements:

        Consolidated Balance Sheets - January 31, 1999 and 1998...      20

       Consolidated Statements of Operations - Years ended
       January 31, 1999, and 1998................................       22

      Consolidated Statements of Stockholders' Equity
      (Deficit) - From inception  on February 9, 1984
      to January 31, 1999       ...............................         23

      Consolidated Statements of Cash Flows - Years ended
      January 31, 1999  and 1998 and from inception on
      February 9,1984 to January 31, 1999.........                      27



      Notes to Consolidated Financial Statements..............          29

      (2) There are no financial schedules for the years ended January 31, 1999 and 1998, submitted herewith. Registrant is exempted from filing such schedules because of its Form SB-2 Registration Statement filing.

       (3) The following exhibits for the years ended January 31, 1999 and 1998, and from inception on February 9, 1984 to January
             31, 1999 are submitted herewith:

 Exhibit 11 - Computation of Per Share Earnings
                   (Loss)........................................      53

Exhibit 21 - Subsidiary of the
             Registrant..........................................      54

Exhibit 23 - Consent of Experts and
             Counsel............................................       55

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


AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.

By:  __s/____________________________________________

Nicholas N. Wentworth, Chairman of the Board


Date:  June 11, 1999



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in their capacities and on the dates indicated.


      SIGNATURE                    TITLE               DATE



                           Chairman of the Board  June 15, 1999

Nicholas N. Wentworth





                           Chief Executive        June 15, 1999
                           Officer, President

Robert L. Bitterli         and Director









David W. Redding           Director               June 15, 1999







Donald R. Chapman          Director               June 15, 1999







Richard Waterfield         Director               June 15, 1999







Donald Gillespie           Chief Financial        June 15, 1999
                           Officer, Principal

                           Accounting Officer
                           and Director


















                  AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.


 EXHIBIT 11 - STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS (LOSS)



                                             From Inception
                                             on February 9,
                                             1984 Through
                                             January 31,
            For the Years Ended January 31,

Primary and Fully Diluted:     1999     1998         1999



Average Shares Outstanding   6,933,958   5,731,102    N/A



Net Loss             $ (961,170)    $ (489,525)  $ (3,625,827)



Earnings (Loss)       $ (0.14)       $ (0.09)        N/A
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









































             AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
             EXHIBIT 23 - CONSENT OF EXPERTS AND COUNSEL





                        ACCOUNTANT'S CONSENT



We hereby consent to the use of our audit report of American Absorbents Natural Products, Inc. dated February 26, 1999 for the year ended January 31, 1999 in the 10-KSB Annual Report.




S/S Orton & Company

Orton & Company
June 11, 1999
Salt Lake City, Utah