Form 10QSB
period 1999-04-30
AMERICAN ABSORBENTS NATURAL PRODUCTS INC
filed 1999-06-21
CIK 914553

U.S. SECURITIES AND EXCHANGE COMMISSION
                                   Washington, DC 20549
                                      FORM 10-QSB

OMB Approval                                  Expires:  Approval Pending
OMB Number: xxxx-xxxx                         Estimated Average Burden Hours
Per Response: 1.0

      (Mark One)
X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended April 30, 1999
   Transition report under Section 13 or 15(d) of the Exchange Act
   For the transition period from             to           .

       Commission file number 0-23356


                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
             (Name of Small Business Issuer in Its Charter)

           Utah                                    87-0421089.
  (State or Other Jurisdiction
   of Incorporation or Organization)
                                            IRS Employer Identification


     3800 Hudson Bend Road, Suite 300, Austin, Texas             78734.
      (Address of Principal Executive Offices)                 (Zip Code)


                                    512-266-2481.
               (Issuer's Telephone Number, Including Area Code)
________________________________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                            Report)

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


                 APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: April 30, 1999----7,420,252 ($0.001 par value) common shares







                                PART I
                        FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The following interim consolidated financial statements as of April 30, 1999 and for the three months and quarter then ended, are unaudited, but in the opinion of managment, have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with those of the annual audited financial statements and in conformity with the instructions provided in Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete audited financial statements. Such interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which management considered necessary for a fair presentation of the financial position and the results of operations for the quarters presented. The results of operations for the quarters presented are not necessarily indicative of the results to be expected for the year ending January 31, 2000. The interim consolidated financial statements should be read in connection with the audited consolidated financial statements for the year ended
January 31, 1999.










































              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                            AND SUBSIDIARY
                    (A Development Stage Company)
                  Consolidated Financial Statements
                      For the Three Months Ended
                       April 30, 1999 and 1998
                             (Unaudited)



                                INDEX

PART I. FINANCIAL INFORMATION                        PAGE NUMBERS



Item 1. Financial Statements (Unaudited)                  4



        Consolidated Balance Sheets at April 30,         4-5
        1999 and January 31, 1999



        Consolidated Statement of Operations for          6
        the three months and quarter
        ended April 30, 1999



        Consolidated Statements of Stockholders'         7-10
        Equity from inception on
        February 9, 1984 through April 30, 1999



        Consolidated Statement of Cash Flows for        11-12
        the three months ended
        April 30, 1999 and 1998 and from inception
        to April 30, 1999



        Notes to the Consolidated Financial Statements    13-17



Item 2. Management's Discussion and Analysis of         18-21
        Financial Condition and
        Results of Operations





PART II.OTHER INFORMATION



Item 1. Legal Proceedings                                 21



Item 2. Changes in Securities                             21



Item 3. Defaults Upon Senior Securities                   21



Item 4. Submission of Matters to a Vote of
        Security-Holders                                  21



Item 5. Other Information                                 21



Item 6. Exhibits and Reports on Form 8-K                  22



        Signatures                                        23










              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                            AND SUBSIDIARY
                    (A Development Stage Company)
                     Consolidated Balance Sheets
                 April 30, 1999 and January 31, 1999
                             (unaudited)

                                ASSETS


CURRENT ASSETS                              April 30, 1999    January 31, 1999

 Cash                                         $64,149          $    4,966
 Accounts Recievable
   Trade                                       48,859               53,005
   Other                                          730                  730
PrePaid expenses                                9,833               17,208
Inventory                                      294,859              262,121

  Total Current Assets                         418,430               338,030

Property and Equipment                         702,018               749,844

OTHER ASSETS
Mining Claims                                  5,081,569             5,081,569
Notes Receivable                                                         5,000
Certificates of Deposit                           15,000                15,000

Total Other Assets                              5,096,569           5,101,569

TOTAL ASSETS                                     6,217,017           6,189,443









              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                            AND SUBSIDIARY
                    (A Development Stage Company)
               Consolidated Balance Sheets (Continued)
                 April 30, 1999 and January 31, 1999
                             (unaudited)

                 LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES                        April 30, 1999    January 31, 1999
Accounts payable and accrued expenses     $ 109,208          $ 61,394
Notes Payable Shareholders                  230,400            50,000
Note Payable                                    868            14,281

   Total Current liabilities                 340,548           125,675

COMMENTS AND CONTINGENCIES (See Notes)

STOCKHOLDERS EQUITY

Common stock; authorized 50,000,000 common
shares at $0.001 par value; 7,420,252 and
7,391,251 shares issued and outstanding,
respectively                                  7,420              7,392
Capital in excess of Par Value            9,712,174          9,682,203
Deficit accumulated during the
development stage                         (3,823,125)        (3,625,827)
Treasury stock (cost of 90,000
shares held by the comapny)                  (20,000)

  Total Stockholders' Equity               5,876,469           6,063,768

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                   6,217,017              6,189,443












              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                            AND SUBSIDIARY
                    (A Development Stage Company)
                Consolidated Statements of Operations
                       April 30, 1999 and 1998
                             (unaudited)
                                                            From Inception
                       Three Months Ended                  (February 9, 1984)
                      April 30, 1999   April 30, 1998      to April 30, 1999

REVENUES

Net Sales            $     10,140      $     4,548         $     451,141
Cost of Good sold           7,098            3,254               293,989

Gross Profit                3,042            1,294               157,152

EXPENSES

General and
administrative             179,278           141,558            3,848,090
Depreciation and
amortization                23,845            11,865              167,468

Other Income (Expense)
 Rent                        2,610              2,148             19,042
 Interest                      173                185              1,086
 Gain on sale of assets                                           17,800

Net Loss before provision
fro income taxes            (197,298)         (149,796)          (3,820,478)

Provision for income
taxes                            0                0                   2,647

Net Loss                 $   (197,298)      $   (149,796)       $  (3,823,125)

Weighted average
loss per share           $      (0.03)      $      (0.02)

Average shares
outstanding                  7,362,858          6,863,350










              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                            AND SUBSIDIARY
                    (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity
         From Inception on February 9, 1984 to April 30, 1999
                             (unaudited)

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
Steelhead Specialty Minerals in August
1991




                  AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                            AND SUBSIDIARY
                      (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity (Continued)
             From Inception on February 9, 1984 to April 30, 1999
                                 (unaudited)

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
October 1993


                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                              AND SUBSIDIARY
                         (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Continued)
                From Inception on February 9, 1984 to April 30, 1999
                                   (unaudited)

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






                  AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Continued)
             From Inception on February 9, 1984 to April 30, 1999
                                  (unaudited)

                                                                 Deficit
                                                                 Accumulated
                                                   Additional    During the
                               Common Stock        Paid in       Development
                             Shares     Amount     Capital        Stage

Balance at Januaru 31,1996
(from prior page)           4,969,520     4,970      6,851,728     (1,710,370)

Issuance of common stock for
cash in private offering      130,960       131        156,729
Issuance of common
stock for services            259,620       260        262,359
Net Loss for the year
ended January 31, 1997                                               (464,662)
Balance January 31,1997      5,360           5,361      7,270,816   (2,175,032)

Issuance of common stock
for cash in private offering  582,000        582        729,843
Issaunce of common stock
for services                  129,784        130        131,782
Issuance of common stock
for purchase of equipment      13,555         13         15,236
Issuance of common stock
pursuant to stock
option plan                     25,000        25           9,350
Issuance of common stock
for partial redemtion of a
note pursuant to a
stock option plan             100,000         100          37,400
Net loss for the year
ended January 31, 1998                                                (489,525)
Balance January 31, 1998      6,210,439     6,211    8,194,427  (2,664,557)

Issuance of common stock
for cash in a private offering 963,269         963    1,218,676
Issuance fo common stock
for services                   135,480        136      147,628
Issuance of common stock
for purchase of equipment         82,063       82      121,472
Net loss for the year ended
January 31, 1999                                              (961,270)
Balance January 31,1999         7,391,251    7,392    9,682,203     (3,625,827)


Issuance of common
stock for cash in a
private offering                  29,001         28       29,971
Net loss foe the three
months ended April 30, 1999                                         (197,298)
Balance April 30,1999           7,420,252       7,420    9,712,174  (3,823,125)











                  AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows

                                                              From Inception
                               Three Months ended            (Fenruary 9, 1984)
                       April 30, 1999      April 30, 1998    to April 30, 1999

Cash flows from
operating activities

Net Loss                  $  (197,302)     $ (149,796)        $3,823,125)
Deprciation and
Amortization                   20,513           11,865           164,136
(Increase) decreas in
receivables                     9,146           (7,149)            (44,589)
Decrease (increase) in
prepaid expenses                7,375            (7,535)             2,167
Increase (decrease in
payables                                                             1,560
Stock issued for services                         5,250            939,465
Epenses paid by shareholder                                        149,018
Unlocated difference in prior
numbers                                          14,910
Net cash used by
operating activiies             (162,274)       (312,497)         (2,727,753)

Cash flows from investing activities

Purchase of fixed assets         (1,250)         (79,514)          (699,320)
Purchase of certificates of deposit                                 (15,000)
Purchase of product tradenames                                      (26,958)
Purchase of note receivable                                          (5,000)
Organizations costs                                                  (1,524)
Purchase/sale of mining development costs                             7,920
Purchase of mining claims                                           (58,599)
Sales of licenses & other assets  28,562                            178,562
Purchase of stock                 20,000                            (85,000)
net cash used by investing
activities                        7,312            (79,514)         (704,919)

Cash flows from financing activities

Issuance of comon stock           30,000            729,904         3,160,062
Issuance of notes payable        184,145             24,655           831,355
Prinicpal payments on
long-term debt                                      (81,052)         (494,596)
Net cash provided by financing
activities                        214,145            673,507         3,496,821

Net (decrease) increase in cash    59,182            281,496             64,149

Cash at begining of period          4,966             26,642           n/a

Cash at end of period         $   64,149          $  306,138        $    64,149




                  AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)
               Consolidated Statements of Cash Flows (Continued)

                                                         From Inception
                                  Three Months ended     (February 9, 1984)
                        April 30, 1999   April 30, 1998  to April 30, 1999

Supplemental cash floe information


Cash paid for:

 Interest                 $  1,810        $    4,623        $    34,630
 Income taxes                                                     2,547

Non-cash transaction:

 Stock issued for mining
 claims                                                          5,045,000
 Stock issued for down
 payment on building                                                30,000
 Stock issued for services                      5,250              939,465
 Stock issued for stock of
 Geo-environmental Services, Inc.                                    97,144

 Stock issued for inventory                                          75,000
 Stock issued for assets of
 Austin-Young, Inc. and
 Global Environmental Industries                                    236,060
 Stock issued for purchase of equipment                             136,803
 Stock issued for partial redemtion of note                          37,500



















              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)
                Notes to the Consolidated Financial Statements
                                April 30, 1999
                                  (unaudited)

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

       Method of Accounting
       The Company recognized income and expenses according to the accrual method o f accounting.

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

       Cash and Cash Equivalents
       For purposes of the statements of cash flows, the Company considers all highly liquid debtinstruments with a maturity of three months or less to be cash equivalents.

       Nonmonetary Transactions
       Nonmonetary transactions are transactions for which no cash was exchanged and for which shares of common stock were exchanged for assets. These transactions are recorded at fair market value as determined by the board of directors.


              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                            AND SUBSIDIARY
                    (A Development Stage Company)
            Notes to the Consolidated Financial Statements
                            April 30, 1999
                             (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Inventories
       Inventories are stated at the lower of cost (FIFO method) or market, and consist of finished goods and packaging materials.

       Accounts Receivable
       Accounts receivable are shown net of the allowance for doubtful accounts. This amount was determined to be $0 and $0 at April 30, 1999 and 1998 after writing off all accounts determined to be uncollectible.

       Prepaid Expenses
       Prepaid expenses consist of the following:


      Mining Claims
       Mining claims are stated at the lower of cost or market, whichever is lower.

       Any costs incurred for the betterment or to increase the expected efficiency of the operations related to the extraction from the Company mining claims are capitalized and charged off to operations over the expected economic life of the claims.

       The Company has adopted SFAS statement #121, which requires a review of any potential for the impairment of value of any long-lived assets. It is the policy of the Company to annually review the future economic benefit of all long-lived assets and to charge off to operations any potential impairment of value of long-lived assets when applicable.

NOTE 2 - DEVELOPMENT STAGE ENTERPRISE

       The Company, per FASB Statement No. 7, is properly accounted for and reported as a development stage enterprise. Substantially all of the Company's efforts since its formation have been devoted to establishing its new business. No significant revenue has been earned as of the balance sheet date. Operations have been devoted to raising capital, purchasing zeolite property and establishing a marketing plan. The Company completed its plant in Oregon and began operation in 1999.

       Continuation of the development effort is contingent upon the Company raising sufficient capital from shareholders or other sources. It is management's intent to raise capital and further develop the marketing of its zeolite products.



              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                            AND SUBSIDIARY
                    (A Development Stage Company)
            Notes to the Consolidated Financial Statements
                            April 30, 1999
                             (unaudited)

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


              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                            AND SUBSIDIARY
                    (A Development Stage Company)
            Notes to the Consolidated Financial Statements
                            April 30, 1999
                             (unaudited)

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

NOTE 5 - NOTES PAYABLE

       During the quarter ended April 30, 1999, the note payable to the major shareholder increased by $80,400. Two shareholders also loaned the company $50,000 each, and these notes are secured by the Company's warehouse in Austin, Texas.

NOTE 6 - PRIVATE PLACEMENT OF COMMON STOCK

       During the quarter ended April 30, 1999, 29,001 shares of common stock were issued in a private placement for $30,000.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

       The Company has sold two private placements that include a royalty payment. The first private placement sold includes a $3 per ton per minimum investment on 6,000 tons of zeolite mined and sold. Total royalties paid per minimum investment will be $18,000. The second private placement sold includes a $2 per ton per minimum investment on 10,000 tons



             AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                            AND SUBSIDIARY
                    (A Development Stage Company)
            Notes to the Consolidated Financial Statements
                            April 30, 1999
                             (unaudited)

       NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

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

        At April 30, 1999, the Company was involved in one legal proceeding:
        -American Absorbents Natural Products, Inc. v. Calkins
         A former independent contractor hired to construct the Oregon plant has placed a mechanics lien on the Oregon plant for alleged unpaid claims and the Company has sued to remove the mechanics liens since the claims are being contested. Calkins has filed a counter claim seeking damages in addition to his lien. The case is in initial stages and an outcome cannot be determined at this time.

        During the quarter ended April 30, 1999, the Company settled these legal matters:
        -McLean v. American Absorbents Natural Products, Inc.
         A former employee was seeking workers compensation coverage for alleged injuries sustained on the job at the Oregon plant. During the quarter, all administrative hearings were completed and the Company was found not to be liable.

        -American Absorbents Natural Products, Inc. V. Charles Walden
         During the quarter, the Company settled the employee stock purchase case in arbitration by Mr. Walden's return to the Company of 90,000 of the common shares, a $15,000 payment by the Company to Mr. Walden and the Company's forgiveness of the stock purchase note. Mr. Walden was allowed to keep the remaining 110,000 shares. The 90,000 shares are reported on the balance sheet as treasury stock.

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

LIQUIDITY AND FINANCIAL CONDITION

Austin Young, Inc., the major stockholder of the Company, has provided, through loans and equity funding, any deficiencies to the necessary working capital during the development stage, but expects funding from private placements and other offerings will be sufficient for future development costs. Austin Young, Inc. provided a small portion ($7,000) of the Company's operating capital during fiscal year 1998 through advances on behalf of the Company. The Company owed $100,000 to Austin Young, Inc. at April 30, 1998 and $130,400 at April 30, 1999, plus accrued interest. During the quarter, two shareholders loaned the company $50,000 each, and the loans are secured by the warehouse in Austin, Texas. The loans are interest only and are payable on April 30, 2000. All or part of the loans may be converted into securities if the Company sells securities in a private placement.

Revenues to date have provided insufficient funding of working capital. When possible, the Company has issued stock for the acquisition of assets or services to reduce the need for additional operating capital from the major stockholder, additional shareholders or gross profits from its limited marketing efforts. A large part of the Company's zeolite mineral deposits were acquired by stock issuance which is expected to play an integral part of maintaining a competitive edge by keeping supply costs of the principle ingredient of its packaged products to a minimum. During the development stage, the Company has also relied on favorable office space and equipment leases from Austin Young, Inc. to maintain a lower overhead and conserve its limited resources.

During the development stage the Company has paid for almost everything as it was acquired including the build up in inventory levels. As a result, and now that the milling facility is in production, the future cash flow of the Company will benefit as the inventory is converted into sales with the implementation of the marketing efforts.

During the development stage the Company incurred losses that reflect the development stage activity of researching and test marketing its products. The Company paid $91,700 to the Bureau of Land Management in the fiscal year ended January 31, 1996 and $29,500 in the fiscal years ended January 31, 1997, 1998 and 1999. In the future, approximately $29,500 will be due to the Bureau of Land Management in August of each year to satisfy claim maintenance fees on existing claims. Austin-Young, Inc. has provided, through loans and equity funding, any deficiencies to the necessary funding during the development stage, but expects funding from private placements and other offerings will be sufficient for future development costs.

As the Company moves into the marketing phase, its need for the warehouse space in Austin, Texas has diminished somewhat and the Company has leased a portion of the warehouse to a tenant for approximately $900 per month with the Company continuing to use the remainder of the space.

During the fiscal year ended January 31, 1997, the Company issued 130,960 shares in private placements for $156,860 and issued 259,620 shares for services rendered to the Company and valued at $262,219. During the fiscal year ended January 31, 1998, the Company issued 582,000 shares in private placements for $815,000, 129,784 shares for services rendered to the Company and valued at $132,380, 13,555 shares for equipment valued at $15,250, 25,000 shares through the exercise of an option to a director for $9,375 and 100,000 shares through the exercise of an option to an officer and director for $37,500 in debt relief. During the year ended January 31, 1999 the Company raised $1,219,639 (net of commissions of $53,428) through the sale of 963,269 restricted common shares. Additional milling equipment to increase the capacity of the Oregon milling facility and valued at $121,554 was acquired through the issuance of 82,063 restricted common shares. Another 135,480 restricted common shares were issued for professional services rendered to the Company and valued at $147,764. During the three months ended April 30, 1998, the Company issued 520,976 shares in a private placement for $730,204, 3,500 shares for services rendered to the Company and valued at $5,250 and issued 81,763 shares for equipment valued at $121,000. During the three months ended April 30, 1999, the Company issued 29,001 shares of common stock in a private placement for $30,000.

The Company realizes gross profit margins generally ranging from 20% to 35% on its product sales depending on product line and pricing levels. While still in the test marketing phase, for the fiscal years ended January 31, 1997, January 31, 1998, January 31, 1999 and for the period from the inception date on February 9, 1984 to January 31, 1999, the Company had average gross profit margins of 30%, 30%, 34% and 34% respectively. Bringing the Oregon milling facility into production should also decrease costs, thereby allowing the Company to increase gross profit margins or reduce selling prices to facilitate increasing market share on each of the products sold by the Company. For the period from the inception date on February 9, 1984 to April 30, 1999, the Company had an average gross profit margin of 34%. For the three months ended April 30, 1999 and 1998, the Company realized gross profit margins of 30% and 28%, respectively on revenues of $10,140 and $4,548, respectively.

At April 30, 1998, the Company had $125,000 in bank debt outstanding relative to its Austin, Texas warehouse facility. This debt was paid off by the Company subsequent to the end of the quarter ended April 30, 1998. At April 30, 1999, the Company had $100,000 in debt outstanding to two shareholders relative to its Austin, Texas warehouse facility. All accounts payable and accrued expenses are paid when due or sooner when discounts are available.


RESULTS OF OPERATIONS
Because the Company is a development stage enterprise, it has incurred losses in each of its fiscal years ended January 31, 1997, 1998 and 1998 and for the quarters ended April 30, 1998 and April 30, 1999. This is due to the Company incurring operating expenses during a time when most of the efforts were expended in product and market development and other areas not directly related to marketing while positioning the Company to implement various marketing programs.

In fiscal 1992, the Company began test marketing products that it had developed and/or to which it had acquired the rights from other companies. Revenues increased from $11,388 in 1992 to $43,115 in 1993 due to test marketing of existing products in limited market areas. During the fiscal year ended January 31, 1994, the Company concentrated on attractive packaging of its products, Company capitalization and distribution networks, with less emphasis on product research as it prepared to implement various marketing programs for its products. Sales for the fiscal year indicated no growth over the previous year and, in fact, showed a decline in sales to $20,323. Sales for the fiscal year ended January 31, 1995, increased to $69,467, or 242% over the previous year, as the Company expanded the test marketing of products into more outlets. During the fiscal year ended January 31, 1996, sales declined to $26,070 as the Company's management concentrated on the revamping of existing marketing structures in retail outlets, the design of a marketing program to market agricultural products through feed dealers, the development of the conceptual framework for marketing the smaller packaged products through a direct sales organization, the development of a relationship with an import company in France to market products in France and the acquisition of a milling facility in Oregon. During the fiscal year ended January 31, 1997 revenues increased to $69,293, or 166% over the previous year, as the Company began to realize revenues from the agricultural marketing programs in the United States and France. During the fiscal year ended January 31, 1998 revenues decreased to $47,472 from $69,293 the previous year, or, 31%, due to lower orders from the French distributor resulting from milder weather conditions in France. During the fiscal year ended January 31, 1999, sales increased to $153,873. Revenues for the quarter ended April 30, 1999 increased to $10,140 from $4,548 for the same quarter of the previous year.

Ownership of its own zeolite deposits should allow the Company to better control its cost of sales since zeolite is the major raw material used in its products. The Company also has negotiated mining arrangements with mining companies to eliminate large capital requirements that would be necessary to acquire equipment. Also, milling,packaging, and inventory arrangements have eliminated the need to spend additional money for capital equipment necessary for these processes in past years.

General and administrative expenses have increased steadily over the last several years. In the year ended January 31, 999, general and administrative expense increased to $983,873 from $496,585 in fiscal 1998. A large portion of the increase is attributable to extra expense associated with the production facility, marketing personnel and marketing expense. Salary and payroll expenses increased by $202,000 with the addition of production employees and management salary increases. Additional marketing personnel also contributed to the increase. Advertising, postage and printing expenses increased by approximately $126,000 due to increased promotion levels with the introduction of new marketing programs. Insurance expense increased by $28,200 due to the increased valuation of the Oregon willing facility and the addition of health and hospitalization insurance to certain employees as a benefit. Interest expense decreased by $13,700 during the current fiscal year due to the repayment of approximately $250,000 of bank debt and debt owed to the major shareholder. Travel expenses decreased by $8,150 and outside service expense decreased by $3,100 due to more personnel on the payroll. Professional services increased by $92,500 due to executive benefits awarded in the form of restricted common stock and charged to professional services. Legal expenses increased by $46,950 due to legal fees incurred in the Charles Walden and David Calkins lawsuits as well as legal fees incurred relating to private stock offerings.

Net General and Administrative Expenses increased by approximately $38,000 during the quarter ended April 30, 1999 as compared to the same quarter of the previous year mostly due to increases in number of personnel, salary increases, legal fees, and health insurance and worker compensation costs. Depreciation expense increased by approximately $12,000 during this period from depreciating the new milling equipment.

The Company's note payable to its major stockholder increased by approximately $65,000 during the fiscal year ended January 31, 1995, and by another $46,000 during the fiscal year ended January 31, 1996 as the Company borrowed funds to help cover overhead expenses and accrued rent expenses owing to Austin Young, Inc. During the fiscal year ended January 31, 1997, the note payable to the major stockholder increased by only $20,000 mostly due to accrued interest that was rolled into the note plus approximately $7,000 of advances made to the Company. During the fiscal year ended January 31, 1998, the balance of the note decreased to $179,052 due to the exercise of options through debt relief in the amount of $37,500 consisting of $23,333 in principal and $14,167 in accrued interest. During the year ended January 31, 1999, the note was reduced by $129,052 in principal to a balance of $50,000. During the three months ended April 30, 1999, the Company borrowed $80,400 from the major shareholder, and $100,000 from two other shareholders for working capital.

The Company has maintained current ratios of 2.69, 0.77, and 0.47, respectively, for the fiscal years ended January 31, 1999, 1998 and 1997. The lower current ratio for the fiscal years ended January 31, 1998 and 1997, results from the classification as short term debt of $179,052 and $202,385, respectively, owing to Austin-Young, Inc., the major stockholder of the Company. Current ratios for the three months ended April 30, 1999 and 1998 were 1.22 and 2.53.

INFLATION
The Company does not expect inflation to have any material effect on its revenues, costs or overall operation. Since the Company owns its own zeolite deposits for the main raw material used in its products, inflation would generally give the Company a competitive edge over companies that do not own their own deposits. The Company expects that any increased paper costs for the packaging used in its products can be off-set by price increases without losing any competitive edges since all other competitors will face the same price increases. The Company is using quality, less expensive plastic packaging for its Stall Fresha product and may pursue plastic packaging for other products as well.

PLAN OF OPERATIONS
Although the Company had turnover of two senior management persons, the Company has hired a chief executive officer, a chief operating officer and a chief financial officer. The Company is now directing its efforts to obtaininglarge sales contracts, tightening cost controls and improving its financial position and the overall management of the Company. The board of directors is being expanded to include persons with significant sales management and/or financial management backgrounds, and the board is currently seeking funding to continue and expand its operations.Management believes that it can continue to fund its operations through external financing until revenues reach the level at which the gross profits attained will sustain and finance the operations.

Management has begun a marketing campaign of its products in certain market areas of the United States and in France. Several distributors have been signed to distribute the products and discussions are being held with others and are in different stages of completion. The Company continues to sell some of its smaller packaged products through several of the retail outlets that participated in the test marketing program for the products. The Company continues to ship some of its agricultural products to E.N.S.R./S.A.R.L., an import company located in France.

In October, 1995, the Company purchased a production plant containing 103,125 sq. ft. and approximately 3,500,000 cu. ft. of production, packaging and storage space near its zeolite properties in Oregon. The facility is not subject to any existing mortgages. The Company completed a private placement offering in the early part of fiscal 1998 that was sufficient to equip this facility with crushing, milling, drying, screening, packaging and storage equipment. The construction of the milling facility equipment was completed during the quarter ended April 30, 1999 and the plant has begun operating. The Company has purchased additional milling equipment that will at least triple the milling facility's capacity when installed.


                               PART II
                          OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

During the quarter ended April 30, 1999, there were no material pending or threatened legal proceedings against the Company or its directors, officers, affiliates and owners of record or beneficially of more than five percent of any class of voting securities of the Company nor was there any associate of any such director, officer, affiliate or security-holder who is a party in
any action that is adverse to the Company or its subsidiary.   (SEE NOTE 7


ITEM 2.  CHANGES IN SECURITIES.

During the quarter ended April 30, 1999, there were no material modifications to instruments defining the rights of the holders of any class of registered securities nor were the rights evidenced by any class of registered securities materially limited or qualified by the issuance or modification of any other class of securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended April 30, 1999, there was no material default in the payment of principal, interest, sinking or purchase fund installments, or any other material default not cured within 30 days, with respect to any indebtedness of the Company exceeding five percent of the total assets of the Company, nor was there any material arrearage in the payment of dividends with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company
( The Company currently has no dividend policy or preferred stock outstanding).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

During the quarter ended April 30, 1999, no matters were submitted to a vote of security-holders through the solicitation of proxies at a Meeting of
Shareholders:

ITEM 5.  OTHER INFORMATION.

During the quarter ended April 30, 1999, there was no information not previously reported on Form 8-K to include under this item.




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.



   Pages

(a)   (1)   The following financial statements are included in Part I, Item 1:

     Consolidated Balance Sheets - April 30, 1999 and
      January 31, 1999--------------------                          4-5

   Consolidated Statements of Operations - Three months
   ended April 30, 1999 and 1998---------------------------          6

   Consolidated Statements of Stockholders' Equity
   (Deficit) - period ended April 30, 1999------------------       7-10

    Consolidated Statements of Cash Flows - Three months
    ended April 30,1998 and 1998----------------------------      11-12

   Notes to Consolidated Financial
   Statements------------------------------------------------      13-17


       (3) The following exhibits for the three months and quarters ended April 30, 1999 and 1998, are submitted herewith:

  Exhibit 11 - Computation of Per Share Earnings (Loss)----        24

    Exhibit 21 - Subsidiary of the Registrant-------------         25


All other exhibits are omitted since the required information is included in the financial statements or notes thereto, or since the required information is either not present, not present in sufficient amount or is not applicable.


(b)       No reports were filed on Form 8-K during the quarter ended
          April 30, 1999.







                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.

 By:  _____________________________________________

Robert L. Bitterli, President and Chief Executive Officer



Date:  June 15, 1999



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in their capacities and on the dates indicated.


Signature                                                            Title
                                     Date


__________________________         President, Chief Executive     June 15, 1999
Robert L. Bitterli                 Officer and Director



__________________________         Chief Financial Officer,       June 15, 1999
Donald L. Gillespie           Principal Accounting Officer and Director


















              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
 EXHIBIT 11 - STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS (LOSS)





                                                  From Inception
                                                  (February 9, 1984)
          Three Months Ended  Three Months Ended   to Apr. 30, 1998
             Apr. 30, 1999    Apr. 30, 1999


Primary and Fully Diluted:



Average Shares Outstanding    7,362,858   6,863,650    N/A



Net Loss              $     (197,298)$        (149,796)$     (2,814,353)



Earnings (Loss)        $              $               N/A
Per Share                    (.03)          (.02)











































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