Form 10QSB
period 1999-07-31
AMERICAN ABSORBENTS NATURAL PRODUCTS INC
filed 1999-09-21
CIK 914553

U.S. SECURITIES AND EXCHANGE COMMISSION
                 Washington, DC 20549
                   FORM 10-QSB


OMB Approval                   Expires:  Approval Pending
OMB Number: xxxx-xxxx          Estimated Average Burden Hours Per Response: 1.0

      (Mark One)
X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended July 31, 1999
   Transition report under Section 13 or 15(d) of the Exchange Act
   For the transition period from   to    .

       Commission file number 0-23356


              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
          (Name of Small Business Issuer in Its Charter)

        Utah                                     87-0421089
  (State or Other Jurisdiction
   of Incorporation or Organization)          IRS Employer Identification


             3800 Hudson Bend Road, Suite 300, Austin, Texas     78734
             (Address of Principal Executive Offices)          (Zip Code)

                               512-266-2481
            (Issuer's Telephone Number, Including Area Code)
__________________________________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since
Last Report)

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


              APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: July 31, 1999 4,530,252 ($0.001 par value) common shares






                            PART I
                     FINANCIAL INFORMATION

Item 1.  Financial Statements.

The following interim consolidated financial statements as of July 31, 1999 and for the three months and quarter then ended, are unaudited, but in the opinion of managment, have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with those of the annual audited financial statements and in conformity with the instructions provided in Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete audited financial statements. Such interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which management considered necessary for a fair presentation of the financial position and the results of operations for the quarters presented. The results of operations for the quarters presented are not necessarily indicative of the results to be expected for the year ending January 31, 2000. The interim consolidated financial statements should be read in connection with the audited consolidated financial statements for the year ended January 31, 1999.



                AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                            AND SUBSIDIARY
                     (A Development Stage Company)
                   Consolidated Financial Statements
                      For the Three Months Ended
                         July 31, 1999 and 1998
                              (Unaudited)


                                 INDEX


PART I.           FINANCIAL INFORMATION                  PAGE NUMBERS

Item 1.           Financial Statements (Unaudited)            4

                  Consolidated Balance Sheets at]
                  July 31, 1999 and January 31, 1999          4-5

                  Consoildated Statement of Operations
                  for the six months and quarter ended
                  July 31, 1999                                6

                  Consolidted Statement of Stockholders'
                  Equity from inception on February 9,
                  1984 through July 31, 1999                    7-10

                  Consolidated Statement of Cash Flows
                  for the six months ended July 31, 1999
                  and 1998 and from inception to
                  July 31, 1999                                11-12

                  Notes to the Consolidated Financial
                  Statements                                    13-17

Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                 18-20

PART II           OTHER INFORMATION

Item 1.          Legal Procceedings                             21

Item 2.          Changes in Securities                          21

Item 3.          Defaults Upon Senior Securities                21

Item 4.          Submission of Matters of a Vote
                 of Security-Holders                            21

Item 5.          Other Information                              22

Item 6.          Exhibits and Reports on Form 8-K               22

                 Signatures                                     23

                 Exhibit 1, Statement of Earnings (Loss)
                 Per Share                                      24

                 Exhibit 2, Subsidiary of the Registrant        25

                 Exhibit 3, Form 8-K filed on July, 1999        26-28

                 Exhibit 4, Shareholder Notice Regarding Change
                 in Capital Structure                           29-30






            AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                         AND SUBSIDIARY
                 (A Development Stage Company)
                  Consolidated Balance Sheets
               July 31, 1999 and January 31, 1999
                          (unaudited)

                               ASSETS

                                            July 31, 1999   January 31, 1999

CURRENT ASSETS
 Cash (cash deficit)                        $     (3,395)   $   4,966
 Accounts Receivable
     Trade                                        27,089        53,005
     Other                                           730           730
   Prepaid expenses                                2,458        17,208
   Inventory                                     335,051      262,121

Total Current assets                              361,933     338,030

PROPERT AND EQUIPMENT                              680,684    749,844

OTHER ASSETS
 Mining claims                                     5,081,569   5,081,569
 Notes receivable                                                  5,000
 Certificates of deposit                               15,000      15,000
 Trademarks & product development cost                  9,883
   Total Other Assets                              5,106,452    5,101,569

TOTAL ASSETS                                       6,149,069    6,189,443




               AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                           AND SUBSIDIARY
                    (A Development Stage Company)
               Consolidated Balance Sheets (Continued)
                 July 31, 1999 and January 31, 1999
                             (unaudited)

                LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES                       July 31, 1999       January 31, 1999

Accounts payable and accrued expenses         $220,755          $ 61,394
Notes payable - shareholders                   377,900            50,000
Note payable                                       868            14,281
Current portion of long term debt               118,000

 Total Current liabilities                      718,323            125,675

 COMMITMENTS AND CONTINGENCIES (See Notes)

 LONG TERM LIABILITIES
 Notes payable-shareholders                      712,800

 STOCKHOLDERS EQUITY

 Common Stock; authorized 50,000,000 common shars
 at  $0.001 par value; 7,420,252 and 7,391,251
 shares issued respectivley (2,890,000 in
 treasury; 4,530,252 outstanding)                  7,420           7,392
 Capital in excess of par value                9,712,174       9,682,203
 Deficit accumulated during the
 development stage                             (4,056,648)     (3,625,827)
 Treasury stock (cost of 2,890,000 shres held
 by the company)                                 (945,000)
 Total Stockholders Equity                       4,717,946       6,063,768

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY       6,149,069        6,189,443



                 AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                           AND SUBSIDIARY
                    (A Development Stage Company)
                Consolidated Statements of Operations
                       July 31, 1999 and 1998
                             (unaudited)
                                     Second Quarter(three months) From Inception
              Six Months Ended July 31      Ended July 31         (Februrary 9,
                                                                   1984)
              1999         1998        1999       1998       to July 31, 1999

REVENUES

 Net Sales  $   18,539    $  26,224    $   8,398   $    21,675     $   459,539
 Costs of
 Goods Sold     12,977       18,370        5,879         15,115        299,868
  Gross Profit   5,562        7,854        2,519          6,560        159,671

EXPENSES

 General and
 Administrative  394,599      354,460      215,322        212,902      4,063,412
 Depreciation
 and amortization  47,348     23,115         23,503         11,250    190,971

  Total Expenses   441,947    377,575     238,825          224,152    4,254,383

Other Income/(Expense)
 Rent               5,220      4,116          2,610          1,968      21,652
 Interest             345        370            173            185       1,259
 Gain on sale of assets                                                 17,800

Net loss beofre provision
 for income taxes   (430,820)    (365,235)    (233,523) (215,439)  (4,054,001)

Provisin for income taxes  0      0              0             0         2,647

Net Loss            (430,820)   (365,235)     (233,523)  (215,439)  (4,054,001)

Weighted average
loss per share        (0.06)     (0.05)          (0.04)    (0.03)

Average shares
outstanding          6,944,075   7,025,578      6,538,948   6,993,350




                AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                           AND SUBSIDIARY
                    (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity
         From Inception on February 9, 1984 to July 31, 1999
                             (unaudited)

                                                                        Deficit
                                                                     Accumulated
                                                        Additional   During the
                                           Common Stock   Paid-in    Development
                                         Shares   Amount  Capital      Stage

Balance at Inception-February 9, 1984        -    $  -      -      $  -

Issuance of common stock for cash         37,500     38    962        -

Expenses paid by shareholders for the
years ended January 31, 1990                -        -       518       -

Net loss for the years ended January 31,
1990                                        -        -        -       (1,618)

Balance, January 31, 1990                 37,500 $   38   $ 1,480    $(1,618)

Issuance of common stock for services
rendered in August 1990                   391,000    391    7,429         -

Issuance of common stock in September
1990 for various  assets from
Austin-Young, Inc.                        50,000      50   198,890       -

Issuance of common stock for
distribution licenses from Global
Environmental  Industries (GEI) for
UT & WA, September  1990                   50,000     50     37,070        -

Contribution from Austin-Young, Inc.         -         -     13,500       -

Issuance of common stock for
services rendered in October 1990          12,500      12    37,488        -

Net loss for the year ended
January 31, 1991                              -          -       -    (57,756)

Balance, January 31, 1991                 541,000       541  $295,857 $(59,374)

Common stock returned in exchange for
common stock of GEI in March 1991        (17,000)      (17)   (85,423)    -

Repurchase of common stock from
Austin-Young, Inc. in May 1991           (338,000)     (338)  (64,682)     -


Cancellation of common shares             (20,000)      (20)       20      -


Issuance of common stock for the
purchase of product from
Steelhead Specialty Minerals in
August 1991                                 10,000        10      74,990    -




             AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                           AND SUBSIDIARY
                    (A Development Stage Company)
     Consolidated Statements of Stockholders' Equity (Continued)
         From Inception on February 9, 1984 to July 31, 1999
                             (unaudited)
                                                                    Deficit
                                                                    Accumulated
                                                       Additional   During the
                                        Common Stock    Paid-in     Development
                                     Shares     Amount  Capital      Stage

Issuance of common stock for
the purchase of mining claims
in October 1991                     13,214        13    184,987          -

Common stock canceled by
officers/directors in
January 1992                       (20,000)       (20)       20           -

Contribution from Austin-
Young, Inc.                            -            -     17,000          -

Net loss for the year ended
January 31, 1992                        -            -       -      (93,315)

Balance, January 31, 1992           169,214  $     169    $ 422,769  (152,689)

Issuance of common stock for
the acquisition of Geo-
GEOenvironment Services, Inc.
in February 1992                    701,800        702        96,442     -

Issuance of common stock for
the purchase of mining claims
in March 1992                       243,000        243      4,859,757    -

Common stock canceled by officers
and directors in June 1992           (32,430)      (32)           32      -

Cancellation of fractional shares
due to reverse stock split               (21)       -              -      -

Contribution by Austin-Young, Inc.        -          -         10,000     -

Issuance of common stock
(pursuant to a repurchase agreement
in May, 1991) to Austin-Young, Inc.
for relief of debt in July 1992       3,380,000     3,380      61,620      -

Net loss for the year ended
January 31, 1993                         -          -      -       (136,304)

Balance, January 31, 1993             4,461,563 $  4,462 5,450,620  $(288,993)

Issuance of common stock for
services rendered in  June 1993         17,800      18      26,682          -

Issuance of common stock to Austin-
Young, Inc. in   June 1993              12,000      12       35,988         -


Issuance of Common stock for
cash October 1993                      66,667       67        199,936       -




              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                           AND SUBSIDIARY
                    (A Development Stage Company)
     Consolidated Statements of Stockholders' Equity (Continued)
         From Inception on February 9, 1984 to July 31, 1999
                             (unaudited)
                                                                     Deficit
                                                                  Accumulated
                                                       Additional During the
                                          Common Stock  Paid-in   Development
                                       Shares    Amount Capital   Stage

Issuance of common stock as
down payment on building
October 1993                            6,000       6     29,994     -

Issuance of common stock
for services rendered in
October 1993                           17,000      17     50,983      -

Issuance of common stock for
cash December 1993                     80,072     80      191,321    -

Contribution by Austin-Young, Inc.       -        -        36,000    -

Net loss for the year ended
January 31, 1994                         -        -           -    (310,862)

Balance, January 31, 1994         4,661,102 $  4,662 $ 6,021,524 $   (599,855)

Issuance of common stock for
services rendered February
1994                                 6,000       6        29,994         -

Issuance of common stock for
services rendered in June 1994      41,750      42       175,458         -

Issuance of common stock in
a private offering                  22,500      22        89,978         -

Issuance of common stock for
services rendered in November
1994                               15,000       15        46,235         -

Contribution by Austin-Young, Inc.   -          -         36,000         -

Net loss for the year ended
January 31, 1995                     -          -           -      (709,048)

Balance, January 31, 1995       4,746,352 $  4,747   $ 6,399,189  $(1,308,903)

Issuance of common stock for
services                            9,000         9       22,391     -

Issuance of common stock in a
private offering                   214,168      214      394,148      -

Contribution by Austin-Young, Inc.    -       -          36,000       -

Net loss for the year ended
January 31, 1996                      -       -           -      (401,467)

Balance at January 31, 1996    4,969,520  $  4,970  $ 6,851,728   $(1,710,370)



            AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                           AND SUBSIDIARY
                    (A Development Stage Company)
     Consolidated Statements of Stockholders' Equity (Continued)
         From Inception on February 9, 1984 to July 31, 1999
                             (unaudited)

                                                                      Deficit
                                                                     Accumulated
                                                         Additional  During the
                                        Common stock     Paid-in     Development
                                        Shares  Amount   Capital     Stage

Issuance of common stock for services  259,620   260        262,359
Net loss for the year ended January
31, 1997                                                              (464,662)
Balance Jnauary 31, 1997                5,360,100 5,361   7,270,816 (2,175,032)

Issuance of common stock for
cash in private offering                582,000      582     729,843

Issuance of stock for
services                               129,784      130       131,782

Issuance of stock for
purchase of equipment                   13,555       13       15,236

Issuance of common stock
pursuant to a stock
option plan                              25,000       25       9,350

Issuance of common stock for
partial redemption of a note
pursuant to a stock option plan         100,000       100       37,400
Net loss foe the year ended
January 31, 1998                                                      (489,525)
Balance January 31, 1998      6,210,439      6,211     8,194,427  (2,664,557)

Issuance of common stock for
cash in a private offering    963,269      963     1,218,676
Isaunce of common stock for
services                      135,480      136      147,628
Isuance of common stock for
purchase of equipment          82,063       82      121,472
Net loss for the year ended
January 31, 1999                                                      (961,270)
Balance of January 31, 1999     7,391,251 7,392  9,682,203        (3,625,827)

Issuance of common stock for
cash in a private offering     29,001      28     29,971
Net loss for the three months
ended Aprial 30, 1999                                                 (197,298)
Balance April 30, 1999       7,420,252  7,420     9,712,174          (3,823,125)

Net Loss for the three
months ended July 31, 1999                                           (233,523)
Balance July 31, 1999         7,420,252  7,420   9,712,174         (4,056,648)


                   AMERICAN ABSORBANTS NATURAL PRODUCTS, INC.
                           AND SUBSIDIARY
                    (A Development Stage Company)
                Consolidated Statements of Cash Flows

                                   Second Quarter (three months) From Inception
                          Six months Ended     Ended              (2/9/84)
     July 31, 1999 July 31, 1998  July 31, 1999 July 31, 1998 to July 31, 1999

Cash flows from operatinf activities

Net loss        (430,825)   (365,235)    (233,523)    (215,439)    (4,056,648)
Depreciation and
amortization       44,016  23,115        23,503         11,250      187,639
(Increase)decrease in
receivables       30,916    (8,433)      21,770        (1,284)      (22,819)
Decrease (increase) in
in prepaid expenses 14,750    46,750     7,375          54,125       9,542
Decrease (increase)in
inventory           (72,930)   (88,348)   (40,192)   (42,328)      (261,876)
loss from disposal
of fixed asset                                                      1,560
Stock issued for
services                         44,178               38,928        939,465
Expenses paid by shareholder                                        149,018
Net cash used by
operating activiities (271,867)   (503,321)  (109,593)  (176,074) (2,837,346)

Cash flows from investing activities
Purchase of fixed assets   (3,418)   (204,790)  (2,168)   (125,276)   (701,488)
Purchase certifitcates of
deposit                                                               (15,000)
Purchase of product
tradenames/marks           (1,715)              (1,715)                (28,673)
Purchase of note
receivable                                                             (5,000)
Organization costs                                                     (1,524)
Purchase/sale of mining development                                     7,920
Business development costs   (8,168)   (45,259)  (8,168)  (45,259)   (8,168)
Purchase of mining claims                                             (58,599)
Sale of licenses and
other assets                28,562                                    178,562
Purchase of treasury
stock                      (945,000)         (925,000              (1,010,000)
Net cash used by investing
activiites            (929,739)   (250,049)   (937,051)  (170,535) (1,641,970)



Cash flows from financing activiites
Issuance of common stock  30,000   1,011,781           267,127      3,160,062
Issuance of notes payable  1,163,245    24,655       979,100        1,810,455
Prinicipal paymentd on long term
debt                               (235,352)          (154,300)     (494,596)
Net cash from
financing activities       1,193,245   801,084   979,100 112,827  4,475,921

Cash flows from finaning activities
Issuance of common stock    30,000    1,011,781          267,127    3,160,062
Issuance of
notes payable             1,163,245  24,655     979,100             1,810,455
Principal payments
on lonng term debt                  (235,352)           (154,300)  (494,596)
net cash from financing
activities               1,193,245   801,084     979,100   112,827   4,475,921

Net (decrease) Increase
in cash                    (8,361)    47,714     (67,544)   (233,782)  (3,395)

Cash at the begining of
period                     4,966      24,642      64,149     306,138

Cash at the end of period  (3,395)    72,356      (3,395)    72,356     (3,395)



              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                           AND SUBSIDIARY
                    (A Development Stage Company)
          Consolidated Statements of Cash Flows (Continued)

                                  Second Quarter (three months)  From Inception
              Six months Ended          Ended                (February 9, 1984)
       July 31, 1999 July 41, 1998 July 31, 1999 July 31, 1998 to July 31, 1999

Supplemental cash flow information:

Cash paid for:

Interest         6,627     6,400      4,817      1,777        39,447
Income taxes                                                   2,547

Non-cash transactions:
Stock issued for mining
claims                                                         5,045,000
Stock issued for down
payment on building                                             30,000
Stock issued for Services      38,900           38,900         939,465
Stock issued for
stock of Geo-Environmental
services, Inc.                                                   97,144

Stock issued for
inventory                                                        75,000
Stok issued for assets
of Austin Young, Inc.
and Global Environmental
Industires                                                       236,060
Stock issued for purchase
or equipemtn                   121,600                121,600    136,803
Stock issued for
partial redemption
of note                                                             37,500















                AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                           AND SUBSIDIARY
                    (A Development Stage Company)
           Notes to the Consolidated Financial Statements
                            July 31, 1999
                             (unaudited)

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

            AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                          AND SUBSIDIARY
                    (A Development Stage Company)
           Notes to the Consolidated Financial Statements
                            July 31, 1999
                             (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
    Inventories
    Inventories are stated at the lower of cost (FIFO method) or market, and consist of finished goods and packaging materials.

    Accounts Receivable
    Accounts receivable are shown net of the allowance for doubtful accounts. This amount was determined to be $0 and $0 at July 31, 1999 and 1998 after writing off all accounts determined to be uncollectible.


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

NOTE 2 - DEVELOPMENT STAGE ENTERPRISE
    The Company, per FASB Statement No. 7, is properly accounted for and reported as a development stage enterprise. Substantially all of the Company's efforts since its formation have been devoted to establishing its new business. No significant revenue has been earned as of the balance sheet date. Operations have been devoted to raising capital, purchasing zeolite property and establishing a marketing plan. The Company completed its plant in Oregon and began operation in 1998.

    Continuation of the development effort is contingent upon the Company raising sufficient capital from shareholders or other sources. It is management's intent to raise capital and further develop the marketing of its zeolite products.


             AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                           AND SUBSIDIARY
                    (A Development Stage Company)
           Notes to the Consolidated Financial Statements
                            July 31, 1999
                             (unaudited)

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

    In September 1990, the Company acquired four license agreements to distribute the products of Natural Gas Resources, Inc., (NGRI) a wholly-owned subsidiary of Global Environmental Industries, Inc. NGRI was engaged in the business of licensing the operations of compressed natural gas conversion centers and natural gas refueling stations. NGRI had certain patented products used in the conversion of vehicles from gasoline and diesel to the use of natural gas. Under these license agreements, the Company acquired the right to distribute the products of NGRI in San Antonio, Texas (metropolitan area); Burnet County,Texas; state of Utah; and the state of Washington. On April 23, 1991, the Company sold the license agreements along with stock of Global Environmental Industries, Inc. and Natural Gas Industries Inc. for $150,000. All assets were sold at book value and no gain or loss was recognized on the sale.

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



         AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                           AND SUBSIDIARY
                    (A Development Stage Company)
           Notes to the Consolidated Financial Statements
                          July 31, 1999
                          (unaudited)

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

NOTE 5 - NOTES PAYABLE
     During the quarter ended July 31, 1999, notes payable increased by $979,100 from the previous quarter. (The increase was $147,500 if the note relating to the treasury stock purchase is excluded.) The notes payable are primarily to stockholders and bear interest at the rate of 8% approximately. Two notes of $50,000 each were given to secure financing to make the down payment on the purchase of stock from the previous major stockholder. One of those notes matured on July 31, 1999, and was paid on September 9, 1999. Two shareholders also loaned the company $50,000 each in quarter ended April 30, 1999, and these notes were secured by the Company's warehouse in Austin, Texas; these two notes were converted to preferred stock in August, 1999.

NOTE 6 - PRIVATE PLACEMENT OF COMMON STOCK
     During the second quarter ended July 31, 1999, there was no issuance of private placements of common stock, and the Company commenced a serial preferred stock offering.

NOTE 7 - COMMITMENTS AND CONTINGENCIES
     The Company has sold two private placements that include a royalty payment. The first private placement includes a $3 per ton per minimum investment on 6,000 tons of zeolite mined and sold. Total royalties paid per minimum investment will be $18,000. The second private placement includes a $2 per ton per minimum investment on 10,000 tons.

                 AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                          AND SUBSIDIARY
                    (A Development Stage Company)
           Notes to the Consolidated Financial Statements
                            July 31, 1999
                             (unaudited)

     NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

     of zeolite mined and sold. Total royalties paid per minimum investment will be $20,000. The royalties will be paid simultaneously ($5 per ton) to he shareholders proportionately once the zeolite has been mined and sold.
The Company may increase the amount of the royalty payment to any holder of the royalty right above the specified dollar per ton royalty, but in no event will the total royalty payment exceed the maximum per investment. The increase in the royalty amount paid would only decrease the time limit in which the holder of a royalty right would receive the total royalty amount. Royalty payments will be made quarterly after the Company has made its quarterly financial statement filing with the Securities and Exchange Commission and determined the total tonnage that has been mined, milled and sold during the quarter.

       At July 31, 1999, the Company was involved in one legal proceeding:
       -American Absorbents Natural Products, Inc. v. Calkins
      A former independent contractor hired to construct the Oregon plant has placed a mechanics lien on the Oregon plant for alleged unpaid claims and the Company has sued to remove the mechanics liens since the claims are being contested. Calkins has filed a counter claim seeking damages in addition to his lien. The case is in initial stages and an outcome cannot be determined at this time.

     The Company is currently investigating certain allegations of improprieties involving former officers of the Company. The Company does not believe that the improprieties even if true would have a materially adverse impact on the Company.

     The Company is also involved in a dispute over the lease of its office space in Austin, Texas. The building was sold in August, 1999, and the new owners filed a lawsuit on August 27, 1999, challenging the existing lease. The Company believes the lawsuit is without merit and will vigorously contest it and seek damages.

NOTE 8 - USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date ofthe financial statements and revenues and expenses during the reporting period. In these financial statements, assets, liabilities and earnings involve extensive reliance on management's estimates. Actual results could differ from those estimates.

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

During the quarter ended April 30, 1998, the Company's milling plant in Burns /Hines, Oregon was completed and placed into production processing the 10,000 tons of zeolite minerals that were mined from the Company's claims in Oregon in December, 1997.

RESULTS OF OPERATIONS
The Company is a development stage enterprise and has incurred losses in each of its fiscal years ended January 31, 1997, 1998 and 1999 and for the quarters ended April 30, 1999 and July 31, 1999. This is due to the Company incurring operating expenses during a time when most of the efforts were expended in product and market development and other areas not directly related to marketing while positioning the Company to implement various marketing programs.

A net loss of $233,523 was incurred in the three month period ended July 31, 1999, compared to a net loss of $215,439 for the same quarter of the previous year. For the six month period ended July 31, 1999, a net loss of $430,820 was incurred, compared to a net loss of $365,235 for the six month period ended July 31, 1998. Revenues for the quarter ended July 31, 1999 decreased to $8,398 from $21,675 for the same quarter of the previous year. Revenues for the six month period ended July 31, 1999, decreased to $18,539 from $26,224 for the same six month period of the previous year.

General and administrative expenses have increased steadily over the last several years. In the year ended January 31, 1999, general and administrative expense increased to $983,873 from $496,585 in fiscal 1998. A large portion of the increase is attributable to extra expense associated with the production facility, marketing personnel and marketing expense. Salary and payroll expenses increased by $202,000 with the addition of production employees and management salary increases. Additional marketing personnel also contributed to the increase. Advertising, postage and printing expenses increased by approximately $126,000 due to increased promotion levels with the introduction of new marketing programs. Insurance expense increased by $28,200 due to the increased valuation of the Oregon milling facility and the addition of health and hospitalization insurance to certain employees as a benefit. Interest expense decreased by $13,700 during the current fiscal year due to the repayment of approximately $250,000 of bank debt and debt owed to the major shareholder. Travel expenses decreased by $8,150 and outside service expense decreased by $3,100 due to more personnel on the payroll. Legal expenses increased by $46,950 due to legal fees incurred in the Charles Walden and David Calkins lawsuits as well as legal fees incurred relating to private stock offerings.

General and administrative expenses increased by approximately $40,000 during the six months ended July 31, 1999 as compared to the same period of the previous year mostly due to increases in number of personnel, salary increases, legal fees, and health insurance and worker compensation costs. Depreciation expense increased by approximately $24,000 during this period from depreciating the new milling equipment.

For the three months ended July 31, 1999, the Company realized gross profit margins of 30% on revenues of $8,398. The Company is currently reviewing previous gross profit margin computations.

The ratio of current assets to current liabilities (current ratio) was 2.69, 0.77, and 0.47, respectively, for the fiscal years ended January 31, 1999, 1998 and 1997. The lower current ratio for the fiscal years ended January
31, 1998 and 1997, results from the classification as short-term debt of $179,052 and $202,385, respectively, owing to Austin-Young, Inc., the previous major stockholder of the Company. Current ratios at July 31, 1999 and 1998 were .50 and 6.47, respectively.

In fiscal 1992, the Company began test marketing products that it had developed and/or to which it had acquired the rights from other companies. Revenues increased from $11,388 in 1992 to $43,115 in 1993 due to test marketing of existing products in limited market areas. During the fiscal year ended January 31, 1994, the Company concentrated on attractive packaging of its products, Company capitalization and distribution networks, with less emphasis on product research as it prepared to implement various marketing programs for its products. Sales for the fiscal year indicated no growth over the previous year and, in fact, showed a decline in sales to $20,323. Sales for the fiscal year ended January 31, 1995, increased to $69,467, or 242% over the previous year, as the Company expanded the test marketing of products into more outlets. During the fiscal year ended January 31, 1996, sales declined to $26,070 as the Company's management concentrated on the revamping of existing marketing structures in retail outlets, the design of a marketing program to market agricultural products through feed dealers, the development of the conceptual framework for marketing the smaller packaged products through a direct sales organization, the development of a relationship with an import company in France to market products in France and the acquisition of a milling facility in Oregon. During the fiscal year ended January 31, 1997 revenues increased to $69,293, or 166% over the previous year, as the Company began to realize revenues from the agricultural marketing programs in the United States and France. During the fiscal year ended January 31, 1998 revenues decreased to $47,472 from $69,293 the previous year, or, 31%, due to lower orders from the French distributor resulting from milder weather conditions in France. During the fiscal year ended January 31, 1999, sales increased to $153,873, including $63,000 from the sale of the Company's shoe products division.

LIQUIDITY AND FINANCIAL CONDITION

The Company has financed its operations to date primarily through the sale of equity securities and borrowings from stockholders. The Company has been unprofitable most of its inception and has incurred net losses in each year, including a net loss of $233,523 for quarter ended July 31, 1999. Previously, Austin Young, Inc., the former major stockholder of the Company, had provided, through loans and equity funding, any deficiencies to working capital during the development stage. The Company will have to rely on funding from private placements, cash flows and other offerings for future operating and development costs. The Company owed $50,000 to Austin Young, Inc. at July 31, 1998 and $134,104 at July 31, 1999, not including $831,600 in debt related to stock purchases. During the previous quarter, two shareholders loaned the company $50,000 each, and the loans were secured by the warehouse in Austin, Texas. The loans were converted to preferred stock in August, 1999.

Revenues to date have provided insufficient funding of working capital. When possible, the Company has issued stock for the acquisition of assets or services to reduce the need for additional operating capital from the former major stockholder, additional shareholders or gross profits from its limited marketing efforts. During the development stage, the Company has also relied on favorable office space and equipment leases from Austin Young, Inc. to maintain a lower overhead and conserve its limited resources.

At July 31, 1999, the Company had $220,755 in accounts payable and accrued expenses; a year ago at July 31, 1998, the Company had $1,567. Notes payable, current and long-term, totaled $1,209,500 at July 31, 1999, versus $64,281 at
July 31, 1998.   Management believes it will be able to raise capital in the preferred stock offering to provide for operations and debt service.

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

During the fiscal year ended January 31, 1998, the Company issued 582,000 shares in private placements for $815,000, 129,784 shares for services rendered to the Company and valued at $132,380, 13,555 shares for equipment valued at $15,250, 25,000 shares through the exercise of an option to a director for $9,375 and 100,000 shares through the exercise of an option to an officer and director for $37,500 in debt relief. During the year ended January 31, 1999 the Company raised $1,219,639 (net of commissions of
$53,428) through the sale of 963,269 restricted common shares. Additional milling equipment to increase the capacity of the Oregon milling facility and valued at $121,554 was acquired through the issuance of 82,063 restricted common shares. Another 135,480 restricted common shares were issued for professional services rendered to the Company and valued at $147,764. During the three months ended April 30, 1998, the Company issued 520,976 shares in a private placement for $730,204, 3,500 shares for services rendered to the Company and valued at $5,250 and issued 81,763 shares for equipment valued at $121,000. During the three months ended April 30, 1999, the Company issued 29,001 shares of common stock in a private placement for $30,000. No capital was raised in private placements in the three months ended July 31, 1999.

PLAN OF OPERATIONS
Although the Company had turnover of two senior management persons, the Company has hired a chief executive officer, a chief operating officer and a chief financial officer. The Company is now directing its efforts to obtaining large sales contracts, tightening cost controls and improving its financial position and the overall management of the Company. The board of directors is being expanded to include persons with significant sales management and/or financial management backgrounds, and the board is currently seeking funding to continue and expand its operations. Management believes that it can continue to fund its operations through external financing until revenues reach the level at which the gross profits attained will sustain and finance the operations.

The Company has developed seven new retail products in the current quarter Sweet PawsTM cat litter; Litter HelperTM, an odor eliminator for cat litter boxes; Pet MessTM, an odor neutralizer to counter pet stains; Aqua RocksTM, which maintains ammonia control in fish aquariums; Carpet GenieTM, an odor eliminator for carpets; Pit StopTM, an absorbent for cleaning automobile fluid spills; and Ammonia DestroyerTM, an ammonia remover for fresh and salt water fish tanks. The Company continues to sell some of its smaller packaged products through several of the retail outlets that participated in the test marketing program for the products. The Company continues to ship some of its agricultural products to E.N.S.R./S.A.R.L., an import company located in France.

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

Year 2000 Compliance
The Company believes that it has addressed the Year 2000 issues in its proprietary software products and does not anticipate business interruptions associated with these applications. The Company is in the process of estimating the total cost and time that will be required to address the Year 2000 issue, but does not expect any material adverse impact on its operations. However, no assurance can be given that the failure of one or more of its vendors to become Year 2000 compliant will not have a material adverse effect on the Company's operations.



                               PART II
                          OTHER INFORMATION

Item 1.  Legal Proceedings.
During the quarter ended July 31, 1999, there were no material pending or threatened legal proceedings against the Company or, to the best of the company's knowledge, its directors, officers, affiliates and owners of record or beneficially of more than five percent of any class of voting securities of the Company nor, to the best of the company's knowledge, was there any associate of any such director, officer, affiliate or security-holder who is a party in any action that is adverse to the Company or its subsidiary.
(SEE NOTE 7   COMMITMENTS AND CONTINGENCIES, page 16)

Item 2.  Changes in Securities.
During the quarter ended July 31, 1999, the capital structure of the Company was modified. The aggregate number of shares of capital stock the Company is authorized to issue was increased to sixty million shares (from fifty million), composed of one class of fifty million shares of Common Stock with the par value of one mil ($.001) per share; and another class of ten million shares of Serial Preferred Stock with the par value of one mil ($.001) per share.
(see Exhibit 4, page 29 for a copy of the shareholder notice)

Item 3.  Defaults Upon Senior Securities.
During the quarter ended July 31, 1999, there was no material default in the payment of principal, interest, sinking or purchase fund installments, or any other material default not cured within 30 days, with respect to any indebtedness of the Company exceeding five percent of the total assets of the Company, nor was there any material arrearage in the payment of dividends with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company (The Company currently has no dividend policy or preferred stock outstanding but will have preferred stock outstanding in quarter ending October 31, 1999).

Item 4.  Submission of Matters to a vote of Security-Holders.
During the quarter ended July 31, 1999, matters were submitted to a vote of security-holders in connection with the Annual Meeting of shareholders. The following items were voted upon at the Annual Meeting held on July 28, 1999:
Proposal #1 The election of the members of the Board of Directors, and the votes were as follows:

                 Name               Votes for     Against  Abstain

     Robert L. Bitteli             4,866,806
     Donald Chapman                4,866,806
     John Krings                   4,866,806
     Richard Waterfield            4,866,806

Proposal #2 Authorize the board to evaluate the performance of the present auditing firm, Orton & Company, and hire a local auditing firm as independent certified public accountants for fiscal year ending January 31, 2000, should the Board deem it appropriate, and the votes were as follows:

                                  Votes for       Against    Abstain
                                  4,866,306                   500


Proposal #3 Ratify and approve the transactions with Austin-Young, Inc., and the votes were as follows:

                                  Votes for       Against        Abstain
                                  712,055                         22,016

Proposal #4 Ratify that all non-employee directors be paid the value of $500 in common stock per meeting attended, such stock is issued based on the average closing asking price for the thirty days preceding the meeting, and the votes were as follows:

                                 Votes for         Against        Abstain
                                 4,843,556         6,500          16,750


See Item 2 above and Exhibit 4, page 29 for information regarding voting on the change in capital structure.

Item 5.  Other Information.

During the quarter ended July 31, 1999, one Form 8-K was filed to report the purchase by the Company of 2,800,000 shares of its common stock from the previous major shareholder (see Exhibit 3, page 26).



Item 6.  Exhibits and Reports on Form 8-K.


(a)   (1)   The following financial statements are included in Part I, Item 1:




  (3) The following exhibits are included for the three months and quarters ended July 31, 1999 and 1998:



All other exhibits are omitted since the required information is included in the financial statements or notes thereto, or since the required information is either not present, not present in sufficient amount or is not applicable.


(b) One report was filed on Form 8-K during the quarter ended July 31, 1999, to report a purchase of stock by the Company from the previous major stockholder (see Exhibit 3).





                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.

                            By: /s/  Robert L. Bitterli
                            Robert L. Bitterli, President and
                            Chief Executive Officer




Date:  September 17, 1999



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in their capacities and on the dates indicated.


Signature                           Title                             Date


/s/  Robert L. Bitterli     President, Chief Executive     September 17, 1999
Robert L. Bitterli          Officer and Director
                           (Principal Executive Officer)



/s/  David C. Scott        Chief Financial Officer          September 17, 1999
David C. Scott            (Principal Accounting Officer)


















             AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.


 EXHIBIT 1 - STATEMENT RE: COMPUTATION OF EARNINGS (LOSS) PER SHARE



Basic earnings per share represents net earnings (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents net earnings (loss) divided by the weighted-average number of shares outstanding, inclusive of the dilutive impact of common stock equivalents.









































             AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
              EXHIBIT 2 - SUBSIDIARY OF THE REGISTRANT




          Name                              Jurisdiction of Incorporation

 American Absorbents, Inc.                             Texas


The corporation listed is a wholly owned subsidiary of the Registrant, and is included in the consolidated financial statements.




                AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.




                       EXHIBIT 3    Form 8-K







                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549



                              FORM 8-K



                       Current Report Pursuant
                    To Section 13 or 15(d) of the
                   Securities Exchange Act of 1934



   Date of report (Date of earliest event reported):  July 6, 1999


             American Absorbents Natural Products, Inc.
       (Exact name of registrant as specified in its charter)

                                Utah
           (State or other jurisdiction of incorporation)


       0-23356                               87-0421089
(Commission file number)                    (IRS employer identification)


                  3800 Hudson Bend Road, Suite 300
                        Austin, Texas  78734
              (Address of principal executive offices)


                           (512) 266-2481
                   (Registrant's telephone number)


                                 N/A
    (Former name or former address, if changed since last report)
Item 1.  Changes in Control of Registrant

On July 6, 1999, American Absorbents Natural Products, Inc. (AANP) acquired 2,800,000 shares of its common stock from its principal shareholder, Austin-Young, Inc. The stock was purchased for $924,000, a price of thirty-three
cents ($.33) per share.   Prior to the purchase, the company had 7,420,252
shares of common stock outstanding. The company was also granted the proxy to vote the 2,800,000 shares of common stock at the annual shareholders meeting.

The terms of the purchase included an initial payment of $92,400 for 280,00 shares of common stock. The balance of the purchase price is evidenced by a non-interest bearing note of $831,600 payable over a seven- year period. The note is payable in equal annual installments of $118,800 beginning July 15, 2000. Subsequent payments are due on July 15 of each year. The company is entitled to a twenty percent (20%) reduction (discount) on the remaining unpaid balance if the note is paid in full by July 15, 2001. The note is collateralized by 2,520,000 shares of common stock of AANP. The collateral and security interest on the 2,520,000 shares of common stock will be released pro rata as payments are made. Upon each note payment, 360,000 shares will be released from the collateral and security interest until all such stock is released, as summarized below:

    Payment Date                 Amount               Shares Released

Payments subject to a collateral & Security interest:

 First (7/15/2000                $118,800               360,000
 Second (7/15/2001)               118,000               360,000
 Third (7/15/2002)                118,000               360,000
 Fourth (7/15/2003)               118,000               360,000
 Fifth  (7/15/2004)               118,000               360,000
 Sixth  (7/15/2005)               118,000               360,000
 Seventh (7/15/2006)              118,000               360,000

The transaction with Austin-Young, Inc. also included the conversion of a $130,400 demand note to an installment note--this note relates to money that Austin-Young, Inc. had advanced to AANP for working capital. The new installment note is in the amount of $133,321 (original balance plus accrued interest to July 6, 1999) and provides for interest at 8.25% per annum, and twenty-four (24) monthly payments of $6,324.65, beginning September 1, 1999, and continuing monthly thereafter until paid in full.



Item 7.  Financial Statements and Exhibits

No financial statements or exhibits are required to be filed with this Form 8-K.



                             Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                             American Absorbents Natural Products, Inc.
                                      (Registrant)


Date:  July 19, 1999      By:  /s/  Robert L. Bitterli

                          Robert L. Bitterli, President and
                          Chief Executive Officer





              AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                       EXHIBIT 4    Form 8-K





                 NOTICE TO SHAREHOLDERS OF CORPORATE
                ACTION WITHOUT SHAREHOLDERS' MEETING



To: Shareholders of American Absorbents Natural Products, Inc. (a Utah corporation)

    NOTICE IS HEREBY given pursuant to Section 16-10a-704 of the Revised Utah Business Corporation Act, that the following proposal was approved without a shareholders' meeting by the written consent of the holders of outstanding shares of American Absorbents Natural Products, Inc. a Utah corporation (the Corporation) having 4,215,393 votes (approximately 56.81% of the votes outstanding) which is greater than the minimum number of votes that would be necessary to take the action if it had been taken at a shareholders' meeting at which the holders of all shares entitled to vote on the action were present and voted.

    Article III (entitled Capitalization) of the Restated Articles of Incorporation of the Corporation was deleted in its entirety and was replaced with the following new Article III.

                             ARTICLE III
                           Capitalization

    Section 1.

    The aggregate number of shares of capital stock which the corporation shall have authority to issue is sixty million (60,000,000) shares, composed of one class of fifty million (50,000,000) shares of Common Stock with the par value of one mil (($0.001) per share; and another class of ten million (10,000,000) shares of Serial Preferred Stock with the par value of one mil ($0.001) per share. The Serial Preferred Stock may be issued in one or more series, from time to time, at the discretion of the Board of Directors without the necessity of stockholder approval, with each such series to consist of such number of shares and to have such voting powers (whether full or limited, or no voting powers) and such designations, powers, preferences and relative, participating, optional, redemption, conversion, exchange or other special rights, and such qualifications, limitations or restrictions thereof, as shall be stated in the resolution or resolutions providing for the issuance of such series adopted by the Board of Directors. The Board of Directors is hereby expressly vested with the authority, to the full extent now or hereafter provided by law, to adopt any such resolution or resolutions. Each share of any series of Serial Preferred Stock shall be identical with all other shares of such series, except as to the date from which dividends, if any, shall accrue. The Board of Directors shall have the power and authority at any time and from time to time to issue, sell, or otherwise dispose of any authorized and unissued shares of any class of stock, for such consideration (not less than the par value thereof) and upon such terms and conditions as the Board of Directors in its discretion may deem for the best interests of the Corporation.

Section 2.

    No holder of any shares of any class of stock of the Corporation shall, as such holder, have any preemptive or preferential right to receive, purchase, or subscribe to (1) any unissued or treasury shares of any class of stock (whether now or later authorized) of the corporation; (2) any obligations, evidences of indebtedness, or other securities of the Corporation convertible into or exchangeable for, or carrying or accompanied by any rights to receive, purchase, or subscribe to, any such unissued or treasury shares: (3) any right of subscription to or to receive, or any warrant or option for the purchase of, any of the foregoing securities; (4) any other securities that may be issued or sold by the Corporation, other than such (if any) as the Board of Directors of the Corporation, in its sole and absolute discretion, may determine from time to time.

    Section 3.

    There shall be no cumulative voting by shareholders.



    The written consents of the requisite number of shares required to authorize the action(s) described above were received by the Corporation on June 21, 1999.

    Dated: June 23, 1999.



                             American Absorbents Natural Products, Inc.


                             By: /s/  Robert L. Bitterli
                            Print Name:  Robert L. Bitterli
                             Title:  President / C.E.O.