Form 10QSB
period 1999-10-31
AMERICAN ABSORBENTS NATURAL PRODUCTS INC
filed 1999-12-14
CIK 914553

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

OMB Approval                    Expires:  Approval Pending
OMB Number: xxxx-xxxx           Estimated Average Burden Hours Per Response: 1.0

      (Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended October 31, 1999

      Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _____ to ______.

       Commission file number   0-23356


                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


                           Utah                                             87-0421089
----------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)     IRS Employer Identification


3800 Hudson Bend Road, Suite 300, Austin, Texas                                78734
----------------------------------------------------------------------------------------------
     (Address of Principal Executive Offices)                                (Zip Code)


                                  512-266-2481
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

      Check whether the issuer: (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
Yes [X] No [ ].


                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

        Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [ ] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
        October 31 , 1999----4,565,252 ($0.001 par value) common shares
                   274,584 ($0.001 par value) preferred shares

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The following interim consolidated financial statements as of October 31, 1999 and for the nine months and quarter then ended, are unaudited, but in the opinion of managment, have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with those of the annual audited financial statements and in conformity with the instructions provided in
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete audited financial statements. Such interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which management considered necessary for a fair presentation of the financial position and the results of operations for the quarters presented. The results of operations for the quarters presented are not necessarily indicative of the results to be expected for the year ending January 31, 2000. The interim consolidated financial statements should be read in connection with the audited consolidated financial statements for the year ended January 31, 1999.

SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Forward looking statements made herein are based on current expectations of the Company that involve a number of risks and uncertainties and should not be considered as guarantees of future performance. These statements are made under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. The factors that could cause actual results to differ materially include but are not limited to: interruptions or cancellation of existing contracts, impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources than the Company, product development and commercialization risks and an inability to arrange additional debt or equity financing.

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                        Consolidated Financial Statements
                           For the Three Months Ended
                           October 31, 1999 and 1998
                                   (Unaudited)


                                      INDEX


PART I.          FINANCIAL INFORMATION                                                             PAGE NUMBERS
Item 1.          Financial Statements (Unaudited)                                                        4

                 Consolidated Balance Sheets at October 31, 1999 and January 31, 1999                   4-5

                 Consolidated Statement of Operations for the nine months and quarter                    6
                 ended October 31, 1999

                 Consolidated Statements of Stockholders' Equity from inception on                     7-10
                 February 9, 1984 through October 31, 1999

                 Consolidated Statement of Cash Flows for the nine months and quarters                 11-12
                 ended October 31, 1999 and 1998 and from inception to October 31, 1999

                 Notes to the Consolidated Financial Statements                                        13-17

Item 2.          Management's Discussion and Analysis of Financial Condition and                       18-20
                 Results of Operations


PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings                                                                      20

Item 2.          Changes in Securities                                                                  20

Item 3.          Defaults Upon Senior Securities                                                        20

Item 4.          Submission of Matters to a Vote of Security-Holders                                    20

Item 5.          Other Information                                                                      20

Item 6.          Exhibits and Reports on Form 8-K                                                       21

                 Signatures                                                                             22

                 Exhibit 1, Statement of Earnings (Loss) Per Share

                 Exhibit 2, Subsidiary of the Registrant

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                      October 31, 1999 and January 31, 1999
                                   (unaudited)

                                     ASSETS


                                               October 31, 1999    January 31, 1999
                                               ----------------    ----------------
CURRENT ASSETS
   Cash                                           $   43,906          $    4,966
   Accounts receivable
      Trade                                           20,230              53,005
      Other                                            1,118                 730
   Prepaid expenses                                   38,239              17,208
   Inventory                                         340,790             262,121
                                                  ----------          ----------
      Total Current Assets                           444,283             338,030
                                                  ----------          ----------

PROPERTY AND EQUIPMENT                               675,142             749,844
                                                  ----------          ----------

OTHER ASSETS
   Mining claims                                   5,081,569           5,081,569
   Notes receivable                                                        5,000
   Certificates of deposit                            15,000              15,000
   Trademarks & product development cost              24,140
                                                  ----------          ----------
      Total Other Assets                           5,120,709           5,101,569
                                                  ----------          ----------

TOTAL ASSETS                                      $6,240,134          $6,189,443
                                                  ==========          ==========


    The accompanying notes are an integral part of these financial statements

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)
                     October 31, 1999 and January 31, 1999
                                   (unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                October 31, 1999      January 31, 1999
                                                                                ----------------      ----------------
CURRENT LIABILITIES

   Accounts payable and accrued expenses                                           $   275,596           $    61,394
   Notes payable--shareholders                                                         223,262                50,000
   Note payable                                                                        150,868                14,281
   Current portion of long-term debt                                                   118,800
                                                                                   -----------           -----------
      Total current liabilities                                                        768,526               125,675
                                                                                   -----------           -----------

COMMITMENTS AND CONTINGENCIES (See Notes)

LONG-TERM LIABLITIES
   Notes payable--shareholders                                                         712,800

STOCKHOLDERS' EQUITY

   Common stock; authorized 50,000,000 common shares at $0.001 par value;
      7,455,252 and 7,391,251 shares issued,
      respectively (2,890,000 in treasury; 4,565,252 outstanding)                        7,455                 7,392
   Preferred stock; authorized 10,000,000 preferred shares at                              275
      $0.001 par value; 274,584 shares issued and outstanding
   Capital in excess of par value                                                    9,996,358             9,682,203
   Deficit accumulated during the development
      stage                                                                         (4,300,280)           (3,625,827)
   Treasury stock (cost of 2,890,000 shares held by the company)                      (945,000)
                                                                                   -----------           -----------
      Total Stockholders' Equity                                                     4,758,808             6,063,768
                                                                                   -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 6,240,134           $ 6,189,443
                                                                                   ===========           ===========


    The accompanying notes are an integral part of these financial statements

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                           October 31, 1999 and 1998
                                   (unaudited)

                                                                       Third Quarter (three months)
                                          Nine Months Ended Oct. 31         Ended October 31           From Inception
                                          --------------------------   ---------------------------    (February 9, 1984)
                                             1999            1998          1999            1998      to October 31, 1999
                                          -----------    -----------   -----------     -----------   -------------------
REVENUES

   Net sales                              $    26,480    $   139,079   $     7,941     $   112,855       $   467,480
   Cost of goods sold                          18,536         83,354         5,559          64,984           305,427
                                          -----------    -----------   -----------     -----------       -----------
      Gross Profit                              7,944         55,725         2,382          47,871           162,053
                                          -----------    -----------   -----------     -----------       -----------

EXPENSES

   General and administrative                 619,476        561,326       224,877         206,866         4,288,288
   Depreciation and amortization               71,276         49,940        23,928          26,825           214,899
                                          -----------    -----------   -----------     -----------       -----------
      Total expenses                          690,752        611,266       248,805         233,691         4,503,187
                                          -----------    -----------   -----------     -----------       -----------

Other Income
   Rent                                         7,830          5,917         2,610           1,801            24,262
   Interest                                       526            565           181             195             1,439
   Gain on sale of assets                                                                                     17,800

Net loss before provision                 -----------    -----------   -----------     -----------       -----------
   for income taxes                          (674,452)      (549,059)     (243,632)       (183,824)       (4,297,633)

Provision for income taxes                          0              0             0               0             2,647
                                          -----------    -----------   -----------     -----------       -----------
Net loss                                  $  (674,452)   $  (549,059)  $  (243,632)    $  (183,824)      $(4,300,280)
                                          ===========    ===========   ===========     ===========       ===========
Weighted average loss per share           $     (0.11)   $     (0.08)  $     (0.05)    $     (0.03)
                                          ===========    ===========   ===========     ===========
Average shares outstanding                  6,134,087      7,198,718     4,540,524       7,198,718
                                          ===========    ===========   ===========     ===========


    The accompanying notes are an integral part of these financial statements

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity
             From Inception on February 9, 1984 to October 31, 1999
                                   (unaudited)

                                                                                                                       Deficit
                                                                                                                     Accumulated
                                                                                      Common Stock       Additional   During the
                                                                                 ---------------------    Paid-in    Development
                                                                                   Shares     Amount      Capital       Stage
                                                                                 ---------   ---------   ----------  -----------
Balance at Inception-February 9, 1984                                                   --   $      --   $      --    $      --

Issuance of common stock for cash                                                   37,500          38         962           --

Expenses paid by shareholders for the
  years ended January 31, 1990                                                          --          --         518           --

Net loss for the years ended January 31, 1990                                           --          --          --       (1,618)
                                                                                 ---------   ---------   ---------    ---------

Balance, January 31, 1990                                                           37,500   $      38   $   1,480    $  (1,618)

Issuance of common stock for services rendered in August 1990                      391,000         391       7,429           --

Issuance of common stock in September 1990 for various
  assets from Austin-Young, Inc.                                                    50,000          50     198,890           --

Issuance of common stock for distribution licenses from Global Environmental
  Industries (GEI) for UT & WA, September 1990                                      50,000          50      37,070           --

Contribution from Austin-Young, Inc.                                                    --          --      13,500           --

Issuance of common stock for services rendered in October 1990                      12,500          12      37,488           --

Net loss for the year ended January 31, 1991                                            --          --          --      (57,756)
                                                                                 ---------   ---------   ---------    ---------

Balance, January 31, 1991                                                          541,000         541   $ 295,857    $ (59,374)

Common stock returned in exchange for
  common stock of GEI in March 1991                                                (17,000)        (17)    (85,423)          --

Repurchase of common stock from Austin-Young, Inc. in
  May 1991                                                                        (338,000)       (338)    (64,682)          --

Cancellation of common shares                                                      (20,000)        (20)         20           --

Issuance of common stock for the purchase of product from
  Steelhead Specialty Minerals in August 1991                                       10,000          10      74,990           --


    The accompanying notes are an integral part of these financial statements

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)
             From Inception on February 9, 1984 to October 31, 1999
                                   (unaudited)


                                                                                                                        Deficit
                                                                                                                      Accumulated
                                                                              Common Stock          Additional        During the
                                                                        -----------------------      Paid-in          Development
                                                                          Shares       Amount        Capital             Stage
                                                                        ----------   ----------     ----------        -----------
Issuance of common stock for the purchase of mining claims in
  October 1991                                                              13,214           13        184,987                --

Common stock canceled by officers/directors in January 1992                (20,000)         (20)            20                --

Contribution from Austin-Young, Inc.                                            --           --         17,000                --

Net loss for the year ended January 31, 1992                                    --           --             --           (93,315)
                                                                        ----------   ----------     ----------        ----------

Balance, January 31, 1992                                                  169,214   $      169     $  422,769        $ (152,689)

Issuance of common stock for the acquisition of Geo-
  Environment Services, Inc. in February 1992                              701,800          702         96,442                --

Issuance of common stock for the purchase of mining claims
  in March 1992                                                            243,000          243      4,859,757                --

Common stock canceled by officers and directors in
   June 1992                                                               (32,430)         (32)            32                --

Cancellation of fractional shares
  due to reverse stock split                                                   (21)          --             --                --

Contribution by Austin-Young, Inc.                                              --           --         10,000                --

Issuance of common stock (pursuant to a repurchase agreement
  in May, 1991) to Austin-Young, Inc. for relief of debt in July 1992    3,380,000        3,380         61,620                --

Net loss for the year ended January 31, 1993                                    --           --             --          (136,304)
                                                                        ----------   ----------     ----------        ----------

Balance, January 31, 1993                                                4,461,563   $    4,462      5,450,620        $ (288,993)

Issuance of common stock for services rendered in
  June 1993                                                                 17,800           18         26,682                --

Issuance of common stock to Austin-Young, Inc. in
  June 1993                                                                 12,000           12         35,988                --

Issuance of common stock for cash October 1993                              66,667           67        199,936                --


    The accompanying notes are an integral part of these financial statements

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)
             From Inception on February 9, 1984 to October 31, 1999
                                   (unaudited)

                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                                            Common Stock         Additional         During the
                                                                    -------------------------     Paid-in           Development
                                                                       Shares       Amount        Capital              Stage
                                                                    -----------   -----------    -----------        -----------
Issuance of common stock as down payment on building
  October 1993                                                            6,000             6         29,994                 --

Issuance of common stock for services rendered in
   October 1993                                                          17,000            17         50,983                 --

Issuance of common stock for cash December 1993                          80,072            80        191,321                 --

Contribution by Austin-Young, Inc.                                           --            --         36,000                 --

Net loss for the year ended January 31, 1994                                 --            --             --           (310,862)
                                                                    -----------   -----------    -----------        -----------

Balance, January 31, 1994                                             4,661,102   $     4,662    $ 6,021,524        $  (599,855)

Issuance of common stock for services rendered February 1994              6,000             6         29,994                 --

Issuance of common stock for services
  rendered in June 1994                                                  41,750            42        175,458                 --

Issuance of common stock in a private offering                           22,500            22         89,978                 --

Issuance of common stock for services rendered in November 1994          15,000            15         46,235                 --

Contribution by Austin-Young, Inc.                                           --            --         36,000                 --

Net loss for the year ended January 31, 1995                                 --            --             --           (709,048)
                                                                    -----------   -----------    -----------        -----------

Balance, January 31, 1995                                             4,746,352   $     4,747    $ 6,399,189        $(1,308,903)

Issuance of common stock for services                                     9,000             9         22,391                 --

Issuance of common stock in a private offering                          214,168           214        394,148                 --

Contribution by Austin-Young, Inc.                                           --            --         36,000                 --

Net loss for the year ended January 31, 1996                                 --            --             --           (401,467)
                                                                    -----------   -----------    -----------        -----------

Balance at January 31, 1996                                           4,969,520   $     4,970    $ 6,851,728        $(1,710,370)


    The accompanying notes are an integral part of these financial statements

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)
             From Inception on February 9, 1984 to October 31, 1999
                                   (unaudited)

                                                                                                                        Deficit
                                                                                                                      Accumulated
                                                                       Common Stock                Additional         During the
                                                               ---------------------------          Paid-in           Development
                                                                  Shares          Amount            Capital              Stage
                                                               -----------     -----------        -----------        ------------
Balance at January 31, 1996 (from prior page)                    4,969,520           4,970          6,851,728          (1,710,370)

Issuance of common stock for cash in a private offering            130,960             131            156,729
Issuance of common stock for services                              259,620             260            262,359
Net loss for the year ended January 31, 1997                      (464,662)
                                                               -----------     -----------        -----------         -----------
BALANCE, JANUARY 31, 1997                                        5,360,100           5,361          7,270,816          (2,175,032)

Issuance of common stock for cash in a private offering            582,000             582            729,843
Issuance of common stock for services                              129,784             130            131,782
Issuance of common stock for purchase of equipment                  13,555              13             15,236
Issuance of common stock pursuant to a stock                        25,000              25              9,350
   option plan
Issuance of common stock for partial redemption of a               100,000     $       100        $    37,400
   note pursuant to a stock option plan
Net loss for the year ended January 31, 1998                                                                          $  (489,525)
                                                               -----------     -----------        -----------         -----------
BALANCE, JANUARY 31, 1998                                        6,210,439           6,211          8,194,427          (2,664,557)

Issuance of common stock for cash in a private offering            963,269             963          1,218,676
Issuance of common stock for services                              135,480             136            147,628
Issuance of common stock for purchase of equipment                  82,063              82            121,472
Net loss for the year ended January 31, 1999                                                                             (961,270)
                                                               -----------     -----------        -----------         -----------
BALANCE, JANUARY 31, 1999                                        7,391,251           7,392          9,682,203          (3,625,827)

Issuance of common stock for cash in a private offering             29,001              28             29,971
Net loss for the three months ended April 30, 1999                                                                       (197,298)
                                                               -----------     -----------        -----------         -----------
BALANCE, APRIL 30, 1999                                          7,420,252           7,420          9,712,174          (3,823,125)

Net loss for the three months ended July 31, 1999                                                                        (233,523)
                                                               -----------     -----------        -----------         -----------
BALANCE, JULY 31, 1999                                           7,420,252           7,420          9,712,174         $(4,056,648)

Issuance of common stock for services by officers                   35,000              35             11,445
Net loss for the three months ended October 31, 1999                                                                     (243,632)
                                                               -----------     -----------                            -----------
BALANCE, OCTOBER 31, 1999                                        7,455,252     $     7,455                            $(4,300,280)
                                                               ===========     ===========                            ===========


                                                                      PREFERRED STOCK
                                                               --------------------------
                                                                  Shares         Amount
Issuance of preferred stock in a private offeing                   274,584      $     275            272,739
                                                               -----------      ---------        -----------
Balance, October 31, 1999                                          274,584      $     275        $ 9,996,358
                                                               ============     =========        ===========


    The accompanying notes are an integral part of these financial statements

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                   Third Quarter (three months)
                                                       Nine Months Ended                      Ended                From Inception
                                                -------------------------------   ------------------------------       (2/9/84)
                                                Oct. 31, 1999     Oct. 31, 1998   Oct. 31, 1999    Oct. 31, 1998   to Oct. 31, 1999
                                                -------------     -------------   -------------    -------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                      $  (675,522)     $  (549,059)     $  (244,697)     $  (183,824)     $(4,301,349)
   Depreciation and amortization                      67,944           49,940           23,928           26,825      $   211,567
   (Increase) decrease in receivables                 37,386         (101,104)           6,470          (92,671)     $   (16,349)
   Decrease (increase) in prepaid expenses           (21,031)          24,625          (35,781)         (22,129)     $   (26,239)
   Decrease (increase) in inventory                  (78,670)         (60,668)          (5,740)          57,680      $  (267,616)
   Increase (decrease) in payables                   193,475         (155,245)          51,269              107      $   268,046
   Loss from disposal of fixed asset                                                                                       1,560
   Stock issued for services                          11,480           68,379           11,480           24,201          950,945
   Expenses paid by shareholder                                                                                          149,018
   UNLOCATED DIFFERENCE                                                30,000
                                                 -----------      -----------      -----------      -----------      -----------
      Net cash used by operating activities         (464,938)        (693,132)        (193,071)        (189,811)      (3,030,417)
                                                 -----------      -----------      -----------      -----------      -----------


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                          (37,105)        (330,422)         (33,687)        (125,632)        (735,175)
   Purchase certificates of deposit                                                                                      (15,000)
   Purchase of product tradenames/marks               (1,715)                                                            (28,673)
   Purchase of note receivable                                                                                            (5,000)
   Organization costs                                                                                                     (1,524)
   Purchase/sale of mining development costs                                                                               7,920
   Business development costs                         (8,168)         (45,259)                                            (8,168)
   Purchase of mining claims                                                                                             (58,599)
   Sale of licenses & other assets                    29,607                             1,045                           179,607
   Purchase of treasury stock                       (945,000)                                                         (1,010,000)
                                                 -----------      -----------      -----------      -----------      -----------
      Net cash used by investing activities         (962,381)        (375,681)         (32,642)        (125,632)      (1,674,612)
                                                 -----------      -----------      -----------      -----------      -----------


CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                           30,000        1,287,905                           276,124        3,160,062
   Issuance of preferred stock                       273,014                           273,014                           273,014
   Issuance of notes payable                       1,163,245           24,655                                          1,810,455
   Principal payments on long-term debt                              (236,379)                           (1,027)        (494,596)
                                                 -----------      -----------      -----------      -----------      -----------
      Net cash from financing activities           1,466,259        1,076,181          273,014          275,097        4,748,935
                                                 -----------      -----------      -----------      -----------      -----------

Net (decrease) increase in cash                       38,940            7,368           47,301          (40,346)          43,906

Cash at beginning of period                            4,966           24,642           (3,395)          72,356
                                                 -----------      -----------      -----------      -----------      -----------
Cash at end of period                            $    43,906      $    32,010      $    43,906      $    32,010      $    43,906
                                                 ===========      ===========      ===========      ===========      ===========


    The accompanying notes are an integral part of these financial statements

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)


                                                                                 Second Quarter (three months)
                                                          Nine Months Ended                 Ended                From Inception
                                                   ----------------------------  ----------------------------  (February 9, 1984)
                                                   Oct. 31, 1999  Oct. 31, 1998  Oct. 31, 1999  Oct. 31, 1998  to Oct. 31, 1999
                                                   -------------  -------------  -------------  -------------  -----------------
SUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID FOR:
   Interest                                             13,238         7,750        $   6,611     $   1,350       $   46,058
   Income taxes                                                                                                        2,547


NON-CASH TRANSACTIONS:
   Stock issued for mining claims                                                                                  5,045,000
   Stock issued for down payment on building                                                                          30,000
   Stock issued for services                            11,480        63,101           11,480        24,201          950,945
   Stock issued for stock of Geo-Environmental
      Services, Inc. (name changed to
      American Absorbents, Inc.)                                                                                      97,144

   Stock issued for inventory                                                                                         75,000
   Stock issued for assets of Austin-Young, Inc.
      and Global Environmental Industries                                                                            236,060
   Stock issued for purchase of equipment                            121,600                        121,600          136,803
   Stock issued for partial redemption of note                                                                        37,500


    The accompanying notes are an integral part of these financial statements

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                October 31, 1999
                                   (unaudited)

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

         Nonmonetary Transactions

         Nonmonetary transactions are transactions for which no cash was exchanged and for which shares of common stock were exchanged for assets or services. These transactions are recorded at fair market value as determined by the board of directors.

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                October 31, 1999
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Inventories

         Inventories are stated at the lower of cost (FIFO method) or market, and consist of finished goods and packaging materials.

         Accounts Receivable

         Accounts receivable are shown net of the allowance for doubtful accounts. This amount was determined to be $0 and $0 at October 31, 1999 and 1998 after writing off all accounts determined to be uncollectible.

         Prepaid Expenses

         Prepaid expenses consist of the following:

                                                   October 31, 1999   January 31, 1999
                                                   ----------------   ----------------
         Prepaid mining land lease                     $24,583             $17,208
         Prepaid Property/Workers Comp Insurance       $13,656             $    --
                                                       =======             =======
         Total Prepaid Expenses                        $38,239             $17,208

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

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                October 31, 1999
                                   (unaudited)

NOTE 3 - COMMON STOCK AND STOCKHOLDERS'  EQUITY

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

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                October 31, 1999
                                   (unaudited)

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

NOTE 5 - NOTES PAYABLE

         During the quarter ended October 31, 1999, notes payable decreased by $4,638 from the previous quarter. The notes payable are primarily to stockholders and bear interest at the rate of 8% approximately. In addition to the notes payable to shareholders, American Absorbents Natural Products secured a $150,000 loan from Frost National Bank on September 2, 1999. The company's Austin warehouse secures the note that is due September 2, 2000. The interest rate is Prime plus 1% (9.25% as of October 31, 1999 and 9.5% as of the filing date of this 10QSB). Proceeds from this loan were used to retire a $50,000 note payable to one shareholder and to reduce another note by $7,500. Additional transactions this quarter included four shareholders converting their debt into the preferred stock offering for a total of $90,000.

NOTE 6 - PRIVATE PLACEMENT OF COMMON STOCK or PREFERRED STOCK

         During the third quarter ended October 31, 1999, there was no issuance of private placements of common stock; 35,000 shares of common stock were issued to officers for services rendered. The Company issued 274,584 shares in a serial preferred stock offering. 142,084 shares were issued to offset outstanding notes payables to shareholders for $142,054; 7,500 for $7,500 in professional services; and 125,000 for $125,000 in cash investments.

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                October 31, 1999
                                   (unaudited)

NOTE 7 - COMMITMENTS AND CONTINGENCIES

         The Company has sold two private placements that include a royalty payment. The first private placement includes a $3 per ton per minimum investment on 6,000 tons of zeolite mined and sold. Total royalties paid per minimum investment will be $18,000. The company sold 91 units of this private placement. The second private placement includes a $2 per ton per minimum investment on 10,000 tons of zeolite mined and sold. Total royalties paid per minimum investment will be $20,000. The Company sold 143.64 units of this private placement. The royalties will be paid simultaneously ($5 per ton) to the shareholders proportionately once the zeolite has been mined and sold. The Company may increase the amount of the royalty payment to any holder of the royalty right above the specified dollar per ton royalty, but in no event will the total royalty payment exceed the maximum per investment. The increase in the royalty amount paid would only decrease the time limit in which the holder of a royalty right would receive the total royalty amount. Royalty payments will be made quarterly after the Company has made its quarterly financial statement filing with the Securities and Exchange Commission and determined the total tonnage that has been mined, milled and sold during the quarter.

         At October 31, 1999, the Company was involved in two legal proceedings:

         -American Absorbents Natural Products, Inc. v. Calkins

            A former independent contractor hired to construct the Oregon plant has placed a mechanics lien on the Oregon plant for alleged unpaid claims and the Company has sued to remove the mechanics liens since the claims are being contested. Calkins has filed a counter claim seeking damages in addition to his lien. The case has been set for trial in February 2000 and an outcome can not be determined at this time but the Company will vigorously contest Caulkins' claims.

         The Company is also involved in a dispute over the lease of its office space in Austin, Texas. The building was sold in August, 1999, and the new owner filed a lawsuit, in state district court, Travis County, Texas, on August 27, 1999 challenging the existing lease and seeking damages. The Company filed an answer and counterclaim. In addition, the new owner filed an eviction proceeding in Travis County, Texas, Justice of the Peace Court, locked the Company out of the premises for a brief period of time and then dropped the eviction proceeding and ceased the lockout. The Company filed a response and claim for attorney's fees. The Company and the new owner have conducted two mediations in an effort to resolve the matter. To date, there is no settlement and the Company intends to remain in its current location until the completion of its lease in August 2001. The Company believes the owner's lawsuit is without merit and will vigorously contest it and seek damages if a settlement cannot be reached.

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

RESULTS OF OPERATIONS

The Company is a development stage enterprise and has incurred losses in each of its fiscal years ended January 31, 1997, 1998 and 1999 and for the quarters ended April 30, 1999, July 31, 1999 and October 31, 1999. This is due to the Company incurring operating expenses during a time when most of the efforts were expended in product and market development and other areas not directly related to marketing while positioning the Company to implement various marketing programs.

A net loss of $243,632 was incurred in the three month period ended October 31, 1999, compared to a net loss of $183,824 for the same quarter of the previous year. For the nine month period ended October 31, 1999, a net loss of $674,452 was incurred, compared to a net loss of $549,059 for the nine month period ended October 31, 1998. Revenues for the quarter ended October 31, 1999 decreased to $7,941 from $112,855 (which included non-reoccurring revenue of $63,000 from the sale of our shoe product division) for the same quarter of the previous year. Revenues for the nine month period ended October 31, 1999, decreased to $26,480 from $139,079 855 (which included non-reoccurring revenue of $63,000 from the sale of our shoe product division) for the same nine month period of the previous year. The sale of the Company's shoe product division to Hickory Brands in October 1998 for $63,000 accounts for 60% and 56% of the quarter to quarter and year-to-date decreases.

General and administrative expenses increased by approximately $58,000 from $561,326 to $619,476 during the nine months ended October 31, 1999 as compared to the same period of the previous year mostly due to increases in number of personnel, salary increases, legal fees, health insurance and worker compensation costs. Depreciation expense increased by approximately $21,000 during this period from depreciating the new milling equipment.

For the three months ended October 31, 1999, the Company realized gross profit margins of 30% on revenues of $7,941. The Company is currently reviewing previous gross profit margin computations.

The ratio of current assets to current liabilities (current ratio) was 2.69, 0.77, and 0.47, respectively, for the fiscal years ended January 31, 1999, 1998 and 1997. The lower current ratio for the fiscal years ended January 31, 1998 and 1997, results from the classification as short-term debt of $179,052 and $202,385, respectively, owing to Austin-Young, Inc., the previous major stockholder of the Company. Current ratios at October 31, 1999 and 1998 were
 .58 and 2.69, respectively.


LIQUIDITY AND FINANCIAL CONDITION

The Company has financed its operations to date primarily through the sale of equity securities and borrowings from stockholders. The Company has been unprofitable since of its inception and has incurred net losses in each year, including a net loss of $243,632 for quarter ended October 31, 1999.
Previously, Austin Young, Inc., the former major stockholder of the Company, had provided, through loans and equity funding, any deficiencies to working capital during the development stage. The Company will have to rely on funding from private placements, cash flows and other offerings for future operating and development costs. The Company owed $50,000 to Austin Young, Inc. at October 31, 1998 and $123,262 at October 31, 1999, not including $831,600 in debt related to stock purchases

Revenues to date have provided insufficient funding of working capital. When possible, the Company has issued stock for the acquisition of assets or services to reduce the need for additional operating capital from the former major stockholder, additional shareholders or gross profits from its limited marketing efforts. During the development stage, the Company has also relied on favorable office space and equipment leases from Austin Young, Inc. to maintain a lower overhead and conserve its limited resources.

At October 31, 1999, the Company had $275,596 in accounts payable and accrued expenses; a year ago at October 31, 1998, the Company had $61,394. Notes payable, current and long-term, totaled $1,205,730 at October 31, 1999, versus $64,281 at October 31, 1998. Management believes it will be able to raise capital to provide for operations and debt service. However, there can be no assurance that additional financing will be available at all or, if available, such financing would be obtainable on terms acceptable to the Company. If adequate financing is not available, the Company may be required to curtail its operation significantly or to obtain funds through entering collaborative agreements or other arrangements on less favorable terms. The failure of the Company to raise capital on acceptable terms would have a material adverse effect on the Company's business, financial condition, and results of operations.

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

During the three months ended April 30, 1999, the Company issued 29,001 shares of common stock in a private placement for $30,000. No capital was raised in private placements in the three months ended July 31, 1999. During the three months ended October 31, 1999, 35,000 common shares were issued for services rendered to the company at a value of $11,480.

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

The Company has developed seven new retail products in the current quarter -- SWEET PAWS(TM) cat litter; LITTER HELPER(TM), an odor eliminator for cat litter boxes; PET MESS(TM), an odor neutralizer to counter pet stains; AQUA ROCKS(TM), which maintains ammonia control in fish aquariums; CARPET GENIE(TM), an odor eliminator for carpets; PIT STOP(TM), an absorbent for cleaning automobile fluid spills; and AMMONIA DESTROYER(TM), an ammonia remover for fresh and salt water fish tanks. The Company continues to sell some of its smaller packaged products through several of the retail outlets that participated in the test marketing program for the products

In October, 1995, the Company purchased a production plant containing 103,125 sq. ft. and approximately 3,500,000 cu. ft. of production, packaging and storage space near its zeolite properties in Oregon. The facility is not subject to any existing mortgages. The Company completed a private placement offering in the early part of fiscal 1998 that was sufficient to equip this facility with crushing, milling, drying, screening, packaging and storage equipment. The construction of the milling facility equipment was completed during the quarter ended April 30, 1998 and the plant has begun operating. The Company has purchased additional milling equipment that will at least triple the milling facility's capacity when installed.

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



                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

During the quarter ended October 31 , 1999, there were no material pending or threatened legal proceedings against the Company or, to the best of the company's knowledge, its directors, officers, affiliates and owners of record or beneficially of more than five percent of any class of voting securities of the Company nor, to the best of the company's knowledge, was there any associate of any such director, officer, affiliate or security-holder who is a party in any action that is adverse to the Company or its subsidiary. (SEE NOTE 7 COMMITMENTS AND CONTINGENCIES, page 16)

ITEM 2. CHANGES IN SECURITIES.

During the previous quarter, the capital structure of the Company was modified. The aggregate number of shares of capital stock the Company is authorized to issue was increased to sixty million shares (from fifty million), composed of one class of fifty million shares of Common Stock with the par value of one mil ($.001) per share; and another class of ten million shares of Serial Preferred Stock with the par value of one mil ($.001) per share

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended October 31 , 1999, there was no material default in the payment of principal, interest, sinking or purchase fund installments, or any other material default not cured within 30 days, with respect to any indebtedness of the Company exceeding five percent of the total assets of the Company, nor was there any material arrearage in the payment of dividends with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company. (The Company currently has no dividend policy.) The Company has issued 274,584 shares of preferred stock in the quarter ending October 31 , 1999).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

During the quarter ended October 31 , 1999, no matters were submitted to a vote of security-holders.

ITEM 5. OTHER INFORMATION.

No reports were filed on Form 8-K during the quarter ended October 31 , 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)(1) The following financial statements are included in Part I, Item 1:

       Consolidated Balance Sheets - October 31, 1999 and January 31, 1999    4-5

       Consolidated Statements of Operations - Nine months ended               6
          October 31, 1999 and 1998

       Consolidated Statements of Stockholders' Equity (Deficit) - period     7-10
          Ended October 31, 1999

       Consolidated Statements of Cash Flows -Nine months ended              11-12
          October 31, 1999 and 1998

       Notes to Consolidated Financial Statements                            13-17

   (3) The following exhibits are included for the three months and quarters ended October 31 , 1999 and 1998:

       Exhibit 1 - Computation of  Earnings (Loss) Per Share

       Exhibit 2 - Subsidiary of the Registrant

       Exhibit 27 - Financial Data Schedule

All other exhibits are omitted since the required information is included in the financial statements or notes thereto, or since the required information is either not present, not present in sufficient amount or is not applicable.


(b) No reports were filed on Form 8-K during the quarter ended October 31 , 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.

                                  By: /s/ ROBERT L. BITTERLI
                                      ------------------------------------------
                                      Robert L. Bitterli, President and
                                        Chief Executive Officer


Date: December 9, 1999



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in their capacities and on the dates indicated.


Signature                                Title                          Date
---------                                -----                          ----
/s/ Robert L. Bitterli          President, Chief Executive        December 14, 1999
----------------------------    Officer and Director
Robert L. Bitterli              (Principal Executive Officer)


/s/ David C. Scott              Chief Financial Officer           December 14, 1999
----------------------------    (Principal Accounting Officer)
David C. Scott

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER           DESCRIPTION
------           -----------
  1              Computation of  Earnings (Loss) Per Share

  2              Subsidiary of the Registrant

  27             Financial Data Schedule