Form 10KSB
period 2000-01-31
AMERICAN ABSORBENTS NATURAL PRODUCTS INC
filed 2000-04-28
CIK 914553

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

OMB Approval                Expires:  Approval Pending
OMB Number: xxxx-xxxx       Estimated Average Burden Hours Per Response: 1.0

(Mark One)

X Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) For the fiscal year ended JANUARY 31, 2000

Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) For the transition period from ______ to ______.

Commission file number    0-23356              Cusip number  2368E 10 1
                          -------                            ----------

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
-------------------------------------------------------------------------------
         (Name of Small Business Issuer in Its Charter)

             UTAH                                    87-0421089
-------------------------------------------------------------------------------
 (State or Other Jurisdiction of                  IRS Employer Identification
 Incorporation or Organization)

6015 LOHMAN FORD ROAD , SUITE #100     LAGO VISTA, TEXAS         78645         .
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                         (Zip Code)

                                 512-267-2221                                  .
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED

             NONE                                        NONE                  .
--------------------------------------------------------------------------------
Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK (.001 PAR VALUE)                        .
--------------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes      X             No            .
   --------------        ------------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Issuer's revenues for the fiscal year ended January 31, 2000.  $57,738
                                                             ----------

Aggregate market value of common stock (.001 par value) held by non-affiliates at March 31, 2000. $ 1,198,919
                   -----------

Common stock ($.001 par value) shares outstanding at March 31, 2000  4,745,766 .
                                                                    -----------
Convertible Preferred Stock ($.001 par value) shares outstanding March 31, 2000. 294,584
----------

This Form 10-KSB document contains 54 pages.

                                     PART I

ITEM I.  DESCRIPTION OF BUSINESS:
--------------------------------


ORGANIZATION:

American Absorbents Natural Products, Inc., a Utah corporation, through its wholly owned subsidiary, American Absorbents, Inc., a Texas corporation, offers a number of products using volcanically derived minerals known as zeolites.

The Company's principal executive offices are located at 6015 Lohman Ford Road, Lago Vista, Texas 78645. Its telephone number is (512) 267-2221; its fax number is (512) 267-4261; its E-Mail address is aanpi@aanpi.com; its web page addresses are HTTP://WWW.AANPI.COM and HTTP://WWW.AMZORB.COM.

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

On October 11, 1990, Geo-Environment Services, Inc. was incorporated for the purpose of locating, purchasing, and developing mining properties containing zeolites. Ultimately, this company became the marketing arm of the zeolite products of the Company. In February 1992, the shareholders of the Company approved a stock-for-stock acquisition of Geo-Environment Services, Inc. and issued 701,800 shares of common stock to the shareholders of Geo-Environment Services, Inc.

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

OVERVIEW OF THE COMPANY:

AMERICAN ABSORBENTS NATURAL PRODUCTS, INC. (the Company) markets a number of products using a volcanic mineral known as zeolite which is mined from mining claims owned by the Company in the State of Oregon. These products are used primarily for odor control, gas or liquid adsorption, the slow release of nutrients into the soil and as animal feed supplements.

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

The synthetic development and commercial introduction of zeolite products began in the early 1950s. A variety of companies have entered the industry and provide zeolite products used in many diverse agronomic and horticultural applications. These applications include slow-release fertilization, zeoponics, soil conditioning, and soil remediation. In addition, natural zeolites are used in water-filtration systems to produce clean drinking water, as a food supplement for livestock and poultry to protect them from toxic substances, as filler in cement and in the collection and disposal of radioactive waste. In general, the industry offers high quality products and processes designed for specialty markets. As the physical properties of zeolites have become more widely known, the amount of zeolite used has increased. The areas in which the Company now competes are in using natural zeolite in products that adsorb liquids or gases which might otherwise be harmful or oxiouns, in products which time release nutrients into the soil, in products for soil remediation and in products used as animal feed supplements.

The Company has developed and is marketing seven new retail products--SWEET PAWSTM cat litter; LITTER HELPERTM, an odor eliminator for cat litter boxes; PET MESSTM, an odor neutralizer to counter pet stains; AQUA ROCKSTM, which maintains ammonia control in fish aquariums; CARPET GENIETM, an odor eliminator for carpets; PIT STOPTM, an absorbent for cleaning automobile fluid spills; and AMMONIA DESTROYERTM, an ammonia remover for fresh and salt water fish tanks. During the fourth quarter, the Company developed both a 6oz and 10oz absorbent pillow product. The Company continues to produce and market several other products which use the natural zeolite mineral mined from the Company's claims targeted at the retail and agricultural consumable products area and the turf grass industry. These products include MOTHER EARTH CAT LITTER(TM) AND SOIL ENHANCER, a cat litter product which, when used, can be disposed of into the soil to enhance it; STALL FRESH(TM), a product to eliminate urine-generated ammonia odors and wetness caused by livestock; and WHITE BUFFALO(TM), a multi-purpose home, farm and ranch absorb-all product. The Company is also seeking contracts and distribution partners into the industrial or bulk sales markets with the zeolite minerals located on the Company's claims.

All of the Company's products use the natural zeolite minerals mined from the Company's unpatented placer mining claims located in the Harney Basin area in the State of Oregon. When mined, the minerals are stored in bulk near the claims or in the Company's Oregon milling facility. The Company's entire product line is packaged and stored at the Oregon milling facility until they are shipped to the distributor or end retailer. The Company maintains a small amount of inventory at its warehouse in Austin, Texas. The Company has previously used mostly contract labor for each phase of its current mining, milling and packaging operations. However, in February, 1998, the Company employed a Vice President of Production to manage the Oregon milling facility, purchased in October, 1995, in a distress sale for $65,000 plus an additional $34,000 for repairs. Production employees have been hired for milling and packaging operations at this location. The milling, packaging and storage facility contains 103,125 square feet and approximately 3,500,000 cubic feet of inventory storage space in Hines, Oregon. The Company's insurance carrier has insured the facility including contents at a value of $1,400,000. This facility has been equipped with milling and packaging equipment purchased from the proceeds of a private placement completed during the first part of fiscal 1998. The current configuration of the plant allows for the simultaneous production of both the Company's bagged and bottled products as well as the production of raw zeolite material for use in other of the Company's products. Additional milling and packaging equipment has been purchased that will allow the Company to increase its current capacity. During the past year, the company leased a filling machine and a labeling machine to facilitate the production of our bottled products.

In the past, the Company's wholly owned subsidiary, American Absorbents, Inc., marketed the Company's products through joint-venture type relationships and through retail marketing entities. The current management, however, believes that it must identify and develop relationships with distributors through the United States to successfully recreate demand for zeolite-based products. Through the use of distributors, the Company gains the strength of the distributors' marketing and sales organizations as well as a more cost efficient distribution channel. Since the commencement of its zeolite products business in approximately 1991, the Company has been principally in the product and market development stage and has focused its marketing and sales efforts primarily in a test market area. More recently, and since the completion of the milling and packaging facility, the Company has turned its efforts to the implementation of marketing programs in the western portion of the United States. This remains a key geographic region for the Company due to fact that we can more cost effectively deliver our products throughout the Western U.S. Even though the Company began marketing its agricultural products in the European marketplace in November 1995, through an import/export company located in France, management believes that it must concentrate on the domestic market until sufficient revenues are generated to support an international marketing plan.

The majority of the Company's unpatented placer mining claims are located on federal land in the Harney Basin, Harney County, Oregon. These 259 claims cover approximately 7.475 square miles or 6,000 acres. The estimated proven reserves of in-place zeolite on the southern 40% (approximately 135 claims or 2,700 acres) of the Harney Basin claims is 477,653,873 tons and the estimated probable reserves is 746,089,789 tons, (based on independent geologist's reports). The geologist assumed mining of only the top 80 feet of the deposit. In-house reports of Anaconda (former owner of the northern portion of the Harney Basin Deposit) geologists placed the estimated reserves of zeolite mineral located on the northern 4060 acres of the Harney Basin in excess of 1,000,000,000 tons of 90% pure zeolite. Their assumptions included mining only the top 100 feet of the deposit. Existing drill hole core data indicates that the total thickness of the deposit is approximately 300 feet, which would significantly increase the estimated reserves within the deposit.

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

SUPPLIERS:

The Company is the country's largest corporate holder of zeolite reserves, which assures the Company of having an adequate inventory of the zeolite minerals used in its products. Other supplies, primarily packaging materials, used by the Company in its manufacturing process are readily available from a number of suppliers. Services used by the Company for mining are also readily available from a number of service providers.

TRADEMARKS AND PATENTS:

The Company markets its products under a number of trademarks and trademark applications. The Company has applied for federal trademark protection on its products currently marketed and those to be test marketed. The Company does not own, hold or use any patents.

INVENTORY:

The Company maintained lower inventory levels during the development stage, but has begun increasing inventory levels with the commencement of full-scale marketing efforts in the western portion of the United States. The book value of inventory for the fiscal years ended January 31, 2000 and January 31, 1999 was $345,850 and $262,121, respectively. The Company mined and milled 10,000 tons of zeolite minerals in December 1997. Approximately 3,250 tons of this material has been milled to various Tyler mesh sizes for use in the Company's various packaged products.

CUSTOMERS:

The Company's products are currently being sold through a national distributor, regional distributors, and direct sales to the customer.. For the fiscal year ended January 31, 2000, Fragrance Solutions, formerly New Ideas, accounted for approximately 52% of sales and for the fiscal year ended January 31, 1999, four customers accounted for 82.6% of the Company's total sales volume--E.N.S.R./S.A.R.L. (15.8%), Smith's Food and Drug Centers (14.8%), Texas Environmental Providers, Inc. (23.3%) and Hickory Brands, Inc. (28.7%). At the present sales levels in the development stage, management does not believe that the loss of any single customer would have a materially adverse effect on the Company's business.

BACKLOG:

There was no backlog at January 31, 2000 or January 31, 1999. The Company has maintained sufficient inventory levels to ship products when they are ordered and plans to continue to maintain sufficient inventory levels to fill future orders.

COMPETITION:

The Company experiences some competition in the development and marketing of its products. It is extremely time consuming, costly and difficult to gain acceptance from the large chain stores that may offer the products developed by competitors of the Company. Management has categorized competition into three areas, namely: 1) producers of products similar to those marketed by the Company but not using any natural zeolite mineral; 2) producers of products using natural zeolite minerals mined from the producer's own reserves; and, 3) producers of products using zeolite minerals purchased from an outside source. Many of these competitors possess financial, technological and personnel resources substantially greater than those of the Company. The Company believes that it can compete favorably with many of these companies because of the ability of the Company to produce its natural zeolites products at relatively low cost because of the vast amount of easily accessible zeolites located on the Company's mining claims. Management also believes that as sales increase the Company's operational capacity will improve as operational efficiencies are identified and put into place. In the foreseeable future, the Company plans to continue using contract labor for the mining of our zeolite reserves. As production requirements increase, the Company will evaluate the continued use of employees versus independent contractors to meet those production demands. It is management's intent to limit our overhead burden until our sales are sufficient to warrant additional equipment, facilities, or personnel. Mining and processing cost estimates recently obtained by the Company indicate that the Company will again be able to significantly reduce the cost of mining additional zeolite.

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

In-house reports developed by Anaconda Minerals (former owner of the northern portion of the Harney Basin Claims), from core data available to them reflect a thickness up to 300 feet on the northern 4060 acres. These reports reflect that these 4060 acres contain mostly zeolites exceeding 90% purity. Based on 20 cubic feet per ton of material it is unlikely that the Company will find it necessary to lower the purity of zeolites content in its products within the foreseeable future.

The Company is aware of over thirty other companies in the United States that are marketing various types of cat litter products. Management is also aware of three other companies in the nation which market a cat litter product using natural zeolites of various qualities and in limited areas, only two of which own zeolites mining claims. Management believes that SWEET PAWSTM can favorably compete with the cat litters not using natural zeolites on a price per pound basis with the added benefit of an environmentally friendly product. Management does not view the percentage of the cat litter market currently held by the present cat litter products using natural zeolites to be significant and therefore does not believe that the sale of such products by such companies will significantly impact sales of SWEET PAWSTM by the Company.

The Company is not aware of any products similar to or which compete with our AMZORB(TM) Multi-Purpose Zeolite.

The Company competes with a number of manufacturers of products used to absorb automotive fluids, chemicals, and other liquid wastes from motor vehicles and machines. However, management is aware of only one other product that uses natural zeolites. Again management believes that the Company's product, PIT STOP(TM), can compete favorably with these other products based upon pricing and performance of the product.

The Company is aware of only one other company, which does not own its own zeolite deposits, which markets a product similar to STALL FRESH(TM), a product which eliminates urine-generated odor and wetness caused by livestock. The competing company markets a similar product made from zeolite minerals purchased from other producers. Management expects to begin marketing its STALL FRESH(TM) product in markets where the competing product is sold and believes it can favorably compete with the competitor due to the Company's ownership of its own zeolite reserves.

RESEARCH AND DEVELOPMENT:

The Company has been engaged in continuing market research and development programs. The Company currently has available over a dozen products that it has researched, developed and test marketed. Since there are so many potential uses for the zeolite mineral in consumer products, any future research and development will be primarily in the area of market research. The Company will be concentrating its efforts over the next twelve months to marketing existing products. The Company has developed its zeolite products in-house and test markets each product in a limited number of stores. During the fiscal years ended January 31, 2000 and January 31, 1999, the Company recorded research and development expenses of $0 and $0, respectively.

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

EMPLOYEES:

At January 31, 2000, the Company had eight full-time employees not including temporary employees and contract laborers who are employed on an "as needed" basis. The Company does not anticipate adding any significant number of employees in the immediate future but will continue to engage contract laborers on an "as needed" basis. After completion of additional capitalization, the Company may add additional marketing and administrative personnel.

ITEM 2.  DESCRIPTION OF PROPERTIES:
----------------------------------

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

The Company does not believe there will be any problems involved with selectively recovering high purity clinoptilolite material for use in its products since in-house reports indicate the northern 4060 acres of the Harney Basin contain in excess of 880,000,000 tons of 90% pure zeolites

To mine our zeolite, the Company removes any overburden with a front-end loader which is also used to remove the zeolites. The mined zeolite is then loaded onto trucks and hauled to Burns/Hines, Oregon (approximately 28 miles) where it is stored prior to processing. The Company is aware of a number of entities providing contract mining and milling services sufficiently experienced to conduct the Company's mining and milling operations. The Company is currently using an entity located in Burns, Oregon, near the claims to perform mining operations.

The Company will continue to hire a mining contractor in Burns, Oregon to mine the zeolite with no negative impact to the Company's operations. It is also anticipated that the milling facility will be used to package a significant portion of the zeolites for shipment directly to its customers. After mining is completed, the property will be reclaimed by leveling and planting natural grasses.

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

The owner of an unpatented mining claim holds possessory title to the claim. Possessory title is not legal title in the usual sense of the term, nor does it arise out of any instrument or grant by the United States or out of any action taken by any officer or agency of the state or federal governments. Only when a claim is patented is there any affirmative government grant under which legal title vests in the usual concept of property ownership. Possessory title arises as a matter of law out of the performance by the locator of the claim of certain acts of location, including the staking of claim boundaries and the making of certain record filings in compliance with the requirements of federal and state laws. The validity of an unpatented mining claim cannot be conclusively determined by an inspection of public records. It is dependent upon the legal availability of the lands at the time the location is made and the validity of the mineral discovery within the boundaries of each claim, in compliance with federal, state and local laws relative to location procedures. Prior to 1992 possessory title was maintained against subsequent location by the annual performance of labor or improvements on or for the benefit of each mining claim. The Company believes all past assessment work requirements relating to the Company's claims were adequately performed. Since

1992 possessory title for persons holding ten or more claims is maintained by payment of an annual claim fee of $100 per claim. The Company believes it has met the requirements for holding possessory title to the claims. The Company believes the unpatented mining claims it holds have been located in compliance with the applicable state and federal mining laws and generally accepted standards in the mining industry. The Company is not aware at the present time of any material conflicts with other parties concerning the claims and believes it has valid possessory right in those claims.

OFFICE, WAREHOUSE AND MILLING FACILITIES:

The Company's principal executive offices are located at 6015 Lohman Ford Road, Suite 100 Lago Vista, TX 78645 in approximately 1,900 square feet of office space that is being leased from JAL, Inc. The Company is still awaiting a revised one-year agreement from JAL, Inc. Monthly rental for such office space is $900. This lease also requires a $75 per month common area fee and that all utilities be paid by the Company.

In October, 1993, the Company acquired a warehouse containing approximately 4,400 square feet of commercial space located in Austin, Texas. This space is used by the Company to package and store its inventory of smaller sized products. Because said facility lacks permanent heating and air conditioning, it is limited for use during the months of extreme cold or heat. This facility has been used for the packaging of the smaller packaged products and storage of inventory for the test marketing programs. As the Company has reduced test marketing programs and prepared to move into full marketing from the Oregon milling facility, the Company's need for this facility has decreased and the Company leased approximately 40% of the facility to a tenant for $870 per month.

In October, 1995, the Company completed the acquisition of a milling facility containing 103,125 square feet and approximately 3,500,000 cu. ft. of production, packaging and storage space in Hines, Oregon, approximately 25 miles from its Harney Basin zeolite deposits. This facility has been equipped with milling and packaging equipment purchased from the proceeds of a private placement completed during the first part of fiscal 1998. The current configuration of the plant allows for the simultaneous production of several product lines. Additional milling and packaging equipment has been purchased that will allow the Company to increase its current capacity. Subsequent to the end of fiscal year 2000, the Company obtained a line of credit from Robert and Judith Bitterli in the amount of $215,000. Mr. Bitterli is the CEO, President, and Chairman of the Board. This line is secured by a mortgage on the manufacturing facility in Hines, Oregon.

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

On or about July 6, 1998, the Company filed a Complaint For Declaratory Relief (Case No. 98-07-145-CV) in the Circuit Court of the State of Oregon for the County of Harney against David Calkins seeking removal of a Claim of Lien Upon Chattels. Mr. Calkins was contracted by the Company to install milling equipment for the Company in its Oregon Milling Facility. Mr. Calkins alleged that he was not completely paid for the installation and filed a Claim of Lien Upon Chattels (No. 980681) in the amount of $10,806.37. The Company alleges that, after deducting items that were completed without the Company's approval and for the personal benefit of Mr. Calkins and after paying directly to Service Providers items that were billed to the Company by Mr. Calkins, the contract fees were all paid to Mr. Calkins. The Company's management does not expect this litigation to have any material impact on the Company, its management or its operations. This matter is set for trial in May 2000.

The Company is also involved in a dispute over the lease of its office space in Austin, Texas. The building was sold in August, 1999, and the new owner filed a lawsuit, in state district court, Travis County, Texas, on August 27, 1999 challenging the existing lease and seeking damages. The Company filed an answer and counterclaim. In addition, the new owner filed an eviction proceeding in Travis County, Texas, Justice of the Peace Court, locked the Company out of the premises for a brief period of time and then dropped the eviction proceeding and ceased the lockout. The Company filed a response and claim for attorney's fees. The Company and the new owner have conducted two mediations in an effort to resolve the matter. On January 24, 2000 the Company, Lakeview Holdings, Inc., and Austin Young, Inc., reached an settlement which included a payment of $50,000 to the Company from Lakeview Holdings,, Inc. and $60,000 in debt forgiveness (applied to the short-term note payable) from Austin Young, Inc. The Company also received all of the office furniture as part of the settlement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS:

During the fiscal year ended January 31, 2000, the Company solicited the proxies of its security holders to vote upon the following matters at the annual meeting of shareholders held on July 28, 1999:

      1. To elect four directors;
      2. To receive the reports of officers (without taking any action thereon);

      3. To authorize the board to evaluate the performance of the present auditing firm, Orton & Company, located in Salt Lake City, Utah and the hiring of a local firm as independent certified public accountants for fiscal year ending January 31, 2000, should the board deem it appropriate;
      4. To ratify and approve transactions with Austin Young, Inc. including the borrowing of working capital funds, use of assets as collateral and office/equipment leases;
      5. To ratify the compensation for directors who are not employees
      6. To transact such other business as may properly come before the meeting.

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

       YEAR ENDED         HIGH BID       LOW BID                   YEAR ENDED        HIGH BID     LOW BID PRICE
         1-31-99            PRICE         PRICE                      1-31-00           PRICE

    First Quarter          $ 2.50         $ 1.31                First Quarter         $ 0.75         $ 0.34
    Second Quarter         $ 2.06         $ 1.44                Second Quarter        $ 0.94         $ 0.44
    Third Quarter          $ 1.56         $ 0.62                Third Quarter         $ 0.88         $ 0.50
    Fourth Quarter         $ 1.06         $ 0.56                Fourth Quarter        $ 0.53         $ 0.25

As of January 31, 2000, there were approximately 430 holders of record (not including shares held in street names in street accounts) of the common stock of the Company as reported to the Company by its transfer agent. Based upon requests for proxy materials by various proxy services, the Company estimates that it currently has approximately 900 shareholders.

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

At January 31, 2000, the Company had 50,000,000 shares of common ($.001 par value) stock authorized and had 4,745,766 common stock shares outstanding and had 10,000,000 shares of Convertible Preferred Stock ($.001 par value) authorized and 294,584 outstanding. At March 31, 2000, 4,745,766 common stock shares and 294,584 convertible preferred shares were outstanding.

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

The Company has realized limited sales in each of its fiscal years ended January 31, 1992 through January 31, 2000 from limited test marketing programs for its products while in the development stage. During the development stage the Company has developed over a dozen products and test marketed these products in various parts of the country.

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

Austin Young, Inc., the former major stockholder of the Company, has provided, through loans and equity funding, any deficiencies to the necessary working capital during the development stage, but management expects funding from private placements and other offerings will be sufficient for future development costs. Austin Young, Inc. provided a small portion ($7,000) of the Company's operating capital during fiscal year 1997 through advances on behalf of the Company. The Company owed $202,385 to Austin Young, Inc. at January 31, 1997 and $179,052 at January 31, 1998. The balance owing to Austin Young, Inc. was reduced by $23,333 in principal and $14,167 in accrued interest during the fiscal year ended January 31, 1998 by the exercise of options by Mr. Young. In fiscal 1999, the debt to Austin-Young, Inc. was further reduced from $179,052 with proceeds of a private placement by $129,052 in principal to a balance of $50,000 at January 31, 1999. On July 6, 1999, when the Company purchased 2,800,000 shares from Austin-Young, Inc., the Company had notes due to Austin-Young, Inc. totaling $130,400 in principal and $2,921 in accrued interest. The total amount of $133,321 was amortized into a 24-month note at 8.25% with monthly payments due of $6,325. On January 31, 2000, the outstanding balance on this note was $112,275. Also at January 31, 2000, the Company had notes payable to Directors John Krings, Richard Waterfield, and Robert Bitterli for the following amounts respectively: $50,000, $5,000, $60,000. The Company also had a $5,000 note payable outstanding to a shareholder. The Company has a $118,800 installment due on July 6, 2000 for the first installment payment on the note to repurchase the shares from Austin-Young, Inc. The only other long-term note outstanding is the balance of the note to Austin-Young, Inc. for $712,800. Revenues to date have provided insufficient funding of working capital. Increasing revenues in the future from additional marketing programs are expected to generate gross profits that will enhance the liquidity. Private labeling of other companies' products in the future will also allow the Company to increase gross profit dollars without tying up capital resources.

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

During the fiscal year ended January 31, 1998 the Company issued 582,000 shares in private placements for $815,000, 129,784 shares for services rendered to the Company and valued at $132,380, 13,555 shares for equipment valued at $15,250, 25,000 shares through the exercise of an option to a director for $9,375 and 100,000 shares through the exercise of an option to an officer and director for $37,500 in debt relief. During the year ended January 31, 1999 the Company raised $1,219,639 (net of commissions of $53,428) through the sale of 963,269 restricted common shares. Additional milling equipment to increase the capacity of the Oregon milling facility and valued at $121,554 was acquired through the issuance of 82,063 restricted common shares. Another 135,480 restricted common shares were issued for professional services rendered to the Company and valued at $147,764. During the fiscal year ended January 31, 2000, the Company raised operating capital through several private placements. During the first quarter the Company issued 29,001 shares of common stock in a private placement for $30,000. The Company also issued 35,000 common shares during the third quarter for services rendered to the company at a value of $11,480. The Company also obtained a $150,000 loan from Frost National Bank on September 1, 1999 to provide funds to continue the operation. Proceeds from this loan were used to pay off a note to a shareholder in the amount of $50,000. The remaining funds were used to continue operations. And in December 1999, the company issued 100,000 shares of common stock in a private placement valued at $50,000. In another private placement, the Company issued 294,584 shares of Convertible Preferred Stack for a total investment of $140,000 in cash, $12,500 for professional services, and $142,086 in debt conversion. Also during the most recent fiscal year, the Company issued 80,514 shares of common stock valued at $50,507 for Directors fees and stock for compensation to officers.

RESULTS OF OPERATIONS

During the fiscal years ended January 31, 2000 and January 31, 1999, the Company continued to incur losses that reflect the continued development stage activity and challenge to bring to market its line of products. However, during fiscal 2000 the losses incurred decreased to $(958,341) down from a loss of $(961,270) in fiscal year 1999. The Company underwent a series of major changes throughout the most recent year including the buyout of the majority shareholder and the departure of the entire management team. As a result of the Company's continued challenge to generate revenue, the Company remains designated as a development stage enterprise. In addition to this fiscal year's loss, the Company has incurred losses in each of its fiscal years ended January 31, 1997, 1998 and 1999. These losses are due to the Company incurring operating expenses during a time when most of the efforts were expended in product and market development.

In fiscal year 2000, sales decreased form $153,873 in 1999 to $57,738. However, the gross profit margin increase from 34% to 48%. Several factors that contributed to the decrease in sales during 2000 include the loss of continuity as the entire management departed during the second quarter of the year and the departure of our VP of Sales early into the fourth quarter. Both of these events further delayed our ability to bring to market our products in line with industry buying cycles resulting in further delays in ramping up our sales.

In fiscal year 1999 and 2000, the primary increases in operational expenses have been personnel related. Compensation related expenses increased in 1999 to nearly $475,000 and up from just under $150, 000 in fiscal year 1998. In fiscal year 2000, compensation related expenses decrease by approximately $44,000 to $431,300. These expenses include salary and stock compensation for all officers and employees. In 1999 the stock portion of these expense were partially classified as professional fees. This reclassification allows for a better comparison of year over year performance. Significant increases also occurred in legal and accounting, and depreciation. Legal and accounting expenses climbed from $47,950 in 1999 to over $118,300 in 2000. The dramatic increase reflects the time, energy, and resources expending in 2000 to buyout the majority shareholder, Austin-Young, Inc. and the legal battles the Company became embroiled in after Lakeview Holdings, Inc. bought the building in which we housed our corporate offices. The legal expenses related to that litigation totaled over $21,000. The Company did settle that dispute and received a settlement valued at approximately $125,000 including $50,000 in cash, $60,000 in debt forgiveness, and $15,000 in furniture and fixtures. Depreciation continued to increase in 2000 as we expensed an entire year of depreciation on the plant and equipment. Depreciation expense increased $37,800 from $57,388 to $95,204 in 2000. Increases of $10,500, $3,300, and $1,200 were also recorded in interest expenses, property taxes, and travel. On a positive note, management successfully decreased professional fees by $31,000 to just over $14,000 in 2000. In 1999, professional fees total over $45,000. Advertising and marketing expenses decreased from over $33,000 in 1999 to $10,150 in 2000 and insurance expense (property and casualty, workers compensation, and health) decreased from $18,180 to $11,375. The decrease in insurance reflects the discontinuing of health insurance for employees and a substantial saving in workers compensation premiums due to a reclassification of our risk code. Aggregated, total general and administrative expenses decreased in 2000 to $891,471, down from $983,873 in 1999. The decrease of $92,402 reflects a decrease of nearly 9% year over year.

During fiscal year 1999, the Company's Oregon milling facility was completed and placed into production. Sales increased to $153,873 from $47,472 the prior year, or 224% as the milling facility opened and marketing personnel were added to the payroll to begin new marketing activities. Better cost control over materials used in the Company's products increased the gross profit percentage by approximately 4% from 30% to 34.3%. Depreciation and amortization expense increased by 276% from $15,224 to $57,388 as depreciation on the mill commenced. The Company suffered an increase of 98% in general and administrative expense from $496,585 in fiscal 1998 to $983,873 in fiscal 1999. A large portion of the increase is attributable to extra expense associated with the production facility, marketing personnel and marketing expense. Salary and payroll expenses increased by $202,000 with the addition of production employees and management salary increases. Additional marketing personnel also contributed to the increase. Insurance expense increased by $28,200 due to the increased valuation of the Oregon milling facility and the addition of health and hospitalization insurance to certain employees as a benefit. Interest expense decreased by $13,700 during the current fiscal year due to the repayment of approximately $250,000 of bank debt and debt owed to the major shareholder. Travel expenses decreased by $8,150 and outside service expense decreased by $3,100 due to more personnel on the payroll. Professional services increased by $92,500 due to executive benefits awarded in the form of restricted common stock and charged to professional services. Legal expenses increased to $46,950 due to legal fees incurred in the Charles Walden and David Calkins lawsuits as well as legal fees incurred relating to private stock offerings.

As in past years, the Company paid $29,500 in August of 1999 to the Bureau of Land Management for claims maintenance fees. The Company also incurred these fees in the years ended January 31, 1997, 1998, and 1999.

The Company realizes gross profit margins generally ranging from 20% to 50% on its product sales depending on product line and pricing levels. While still in the test marketing phase, for the fiscal years ended January 31, 1998, 1999, 2000 and for the period from the inception date on February 9, 1984 to January 31, 2000, the Company had average gross profit margins of 30%, 34%, 48% and 37% respectively. With the Oregon milling facility on line and an increased focus on retail marketing, the gross profit margin for the fiscal year ended January 31, 2000 increased to 48% on significantly increased sales in the last one-half of the year. Profit margins should increase and then stabilize once production and marketing costs become reasonable with higher production levels and higher sales volume. Bringing the Oregon milling facility into production should also decrease product costs, thereby allowing the Company to increase gross profit margins or reduce selling prices to facilitate increasing market share on each of the products sold by the Company.

Ownership of its own zeolite deposits should also allow the Company to better control its cost of sales since zeolite is the major raw material used in its products. The Company also has negotiated mining arrangements with a mining company to eliminate large capital requirements that would be necessary to acquire equipment. Milling, packaging, and inventory arrangements have eliminated the need to spend additional money for capital equipment during the development stage.

During the fiscal year ended January 31, 1998, the balance of the note to Austin-Young, Inc. decreased to $179,052 due to the exercise of options through debt relief in the amount of $37,500 consisting of $23,333 in principal and $14,167 in accrued interest. In fiscal 1999, the debt to Austin-Young, Inc. was further reduced from $179,052 with proceeds of a private placement by $129,052 in principal to a balance of $50,000 at January 31, 1999. On July 6, 1999, when the Company purchased 2,800,000 shares from Austin-Young, Inc., the Company had notes due to Austin-Young, Inc. totaling $130,400 in principal and $2.921 in accrued interest. The total amount of $133,321 was amortized into a 24-month note at 8.25% with monthly payments due of $6,325. On January 31, 2000, the outstanding balance on this note was $112,275 Also at January 31, 2000, the Company had notes payable to Directors John Krings, Richard Waterfield, and Robert Bitterli the following amounts respectively:
$50,000, $5,000, $60,000. The Company also has a $150,000 note payable due to Frost National Bank. This note matures September 1, 2000 and has an interest rate of Prime + 1%. The Company has a $118,800 installment due on July 6, 2000 for the first installment payment on the note to repurchase the shares from Austin-Young, Inc. The only other long-term note outstanding is the balance of the note to Austin-Young, Inc. for $712,800.

The Company has maintained current ratios of 0.50, 2.69, and 0.77 respectively, for the fiscal years ended January 31, 2000, 1999 and 1998. The lower current ratio for the fiscal year ended January 31, 2000 is reflective of the increase in short-term debt the Company has had to take on to continue operations and the increase in accounts payable and accrued expenses. Also included in the current liabilities is the $118,800 payment due in July 2000 to Austin-Young, Inc. for the purchase, by the Company, of 2,800,000 shares of common stock from Austin-Young, Inc. For the year ended January 31, 1999, the reduction of the note to the major shareholder and the repayment of a $125,000 bank loan relating to a warehouse facility in Austin, Texas caused the current ratio to increase from 0.77 in 1998 to 2.69 in 1999.

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

            AMERICAN ABSORBENTS NATURAL PRODUCTS, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS
                                       AND
                          INDEPENDENT AUDITORS' REPORT

                            JANUARY 31, 2000 AND 1999

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.

                                 AND SUBSIDIARY

                                TABLE OF CONTENTS

INDEPENDENT AUDITORS' REPORT

FINANCIAL STATEMENTS

   Consolidated Balance Sheets

   Consolidated Statements of Operations

   Consolidated Statements of Stockholders' Equity

   Consolidated Statements of Cash Flows

   Notes to Financial Statements

To the Board of Directors and Stockholders of American Absorbents Natural Products, Inc

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheet of American Absorbents Natural Products, Inc. and Subsidiary (a Utah corporation) (a development stage company) as of January 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended and for the period February 9, 1984 to January 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated balance sheet, statement of operations, retained earnings and cash flows of American Absorbents Natural Products, Inc. and Subsidiary, for the year ended January 31, 1999 were audited by other auditors whose report dated February 26, 1999, included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Absorbents Natural Products, Inc. and subsidiary as of January 31, 2000, and the results of its operations and its cash flows for the year then ended and for the period February 9, 1984 to January 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses since its inception and has experienced liquidity problems. These conditions raise questions about the Company's ability to continue as a going concern. Management's plans in regard to those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Sprouse & Winn, L.L.P.
Austin, Texas
March 24, 2000

                                     ------
                                 ORTON & COMPANY
                          CERTIFIED PUBLIC ACCOUNTANTS
                           A PROFESSIONAL CORPORATION

                                     ------

 50 West Broadway, Suite 1130, Salt Lake City, Utah 84101 . (801) 537-7044, fax.
 (801) 363-0615

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of American Absorbents Natural Products, Inc.

We have audited the accompanying consolidated balance sheet of American Absorbents Natural Products, Inc. and subsidiary (a Utah corporation) (a development stage company) as of January 31, 1999 and 1998, and the related consolidated statements of income, retained earnings, and cash flows for the years then ended and for the period February 9, 1984 to January 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses since its inception and has experienced liquidity problems. Those conditions raise questions about the Company's ability to continue as a going concern. Management's plans in regard to those matters also are described in Note 19. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Orton & Company

Orton & Company
Salt Lake City, Utah
February 26, 1999

  MEMBERS: American Institute of Certified Public Accountants, Utah Association of Certified Public Accountants, Division for CPA Firms - SEC Practice Section

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                            JANUARY 31, 2000 AND 1999


                                     ASSETS

CURRENT ASSETS
   Cash                                                                         $  9,512        $  4,966
   Accounts receivable
     Trade                                                                        31,447          53,005
     Other                                                                           -0-             730
   Prepaid expenses                                                               17,208          17,208
   Inventory                                                                     345,851         262,121
                                                                          --------------   -------------

          Total Current Assets                                                   404,018         338,030
                                                                          --------------   -------------

PROPERTY AND EQUIPMENT                                                           651,984         749,844
                                                                          --------------   -------------

OTHER ASSETS

   Mining claims                                                               5,081,569       5,081,569
   Notes receivable                                                                  -0-           5,000
   Other                                                                           1,725            -0-
   Certificates of Deposits                                                       15,000          15,000
                                                                          --------------   -------------
           Total Other Assets                                                  5,098,294       5,101,569
                                                                          --------------   -------------

                                                                              $6,154,296      $6,189,443
                                                                          ==============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                       $ 391,938        $ 61,394
   Notes payable                                                                 155,000          14,281
   Current portion related party long-term debt                                  252,397          50,000
                                                                          --------------   -------------

      Total Current Liabilities                                                  799,335         125,675

   RELATED PARTY LONG-TERM DEBT, LESS CURRENT MATURITIES                         755,884            -0-
                                                                          --------------   -------------


      Total Liabilities                                                        1,555,219         125,675
                                                                          --------------   -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock; authorized 50,000,000 common shares at $0.001 par value; 7,635,766 and 7,391,251 shares issued and 4,745,766 and
      7,391,251 outstanding, respectively                                          7,560           7,392
   Preferred stock; authorized 10,000,000 shares at $0.001 par value;
      294,584 shares issued and outstanding                                          295            -0-
   Treasury stock, at cost, 2,890,000 shares in 2000                            (945,000)           -0-
   Capital in excess of par value                                             10,120,390       9,682,203
   Deficit accumulated during the development stage                           (4,584,168)     (3,625,827)
                                                                          --------------   -------------

          Total Stockholders' Equity                                           4,599,077       6,063,768
                                                                          --------------   -------------

                                                                              $6,154,296      $6,189,443
                                                                          ==============   =============


              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                     From  Inception
                                                                         For the Years Ended          on February 9,
                                                                            January 31                 1984 Through
                                                                   -----------------------------        January  31,
                                                                      2000               1999              2000
                                                                   ----------        ----------        -------------
REVENUE
   Net Sales                                                        $ 57,738          $ 153,873             $ 498,739
   Cost of goods sold                                                 29,782            101,034               316,673
                                                                ------------       ------------         -------------
      Gross Profit                                                    27,956             52,839               182,066
                                                                ------------       ------------         -------------

EXPENSES
   General and administrative                                        891,471            983,686             4,560,283
   Depreciation and amortization                                      95,204             57,388               238,827
                                                                ------------       ------------         -------------

      Total Expenses                                                 986,675          1,041,074             4,799,110
                                                                ------------       ------------         -------------

Other Income (Expense)
   Rent                                                               10,440              8,527                26,872
   Interest                                                            1,755                738                 2,668
   Gain (loss) on sale of assets                                     (11,817)            17,800                 5,983
                                                                ------------       ------------         -------------

      Net Other Income                                                   378             27,065               35,523
                                                                ------------       ------------         -------------

Net loss before provision for income taxes                          (958,341)          (961,170)           (4,581,521)

Provision for income taxes                                                                  100                 2,647
                                                                ------------       ------------         -------------
                                                                         -0-

NET LOSS                                                          $ (958,341)         $(961,270)          $(4,584,168)
                                                                ============       ============         =============

LOSS PER SHARE:
  Basic                                                             $   (.17)          $   (.14)
                                                                ============       ============

Weighted average shares outstanding - basic                        5,748,521          6,933,958
                                                                ============       ============


              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             FROM INCEPTION ON FEBRUARY 9, 1984 TO JANUARY 31, 2000


                                                                                                                           Deficit
                                                                                                                         Accumulated
                                                                                                          Additional      During the
                                                Common Stock          Preferred Stock        Treasury       Paid-in      Development
                                             Shares       Amount     Shares      Amount    Stock Amount     Capital         Stage
                                             ---------    -------    -------    --------  --------------   ----------    -----------
Balance at Inception February 9, 1984           -0-       $ -0-         -0-       $ -0-       $   -0-    $       -0-       $    -0-

Issuance of common stock for cash            37,500          38         -0-         -0-           -0-            962            -0-

Expenses paid by shareholders for
  the years ended January 31, 1990              -0-         -0-         -0-         -0-           -0-            518            -0-

Net loss from inception  to
  January 31, 1990                              -0-         -0-         -0-         -0-           -0-            -0-         (1,618)
                                           ---------      ------      ------       -----         -----       ---------    ----------
Balance at January 31, 1990                  37,500          38         -0-         -0-           -0-          1,480         (1,618)

Issuance of common stock for services
  rendered in August 1990                   391,000         391         -0-         -0-           -0-          7,429            -0-
Issuance of common stock in September
    1990 for various assets from
    Austin-Young, Inc.                       50,000          50         -0-         -0-           -0-        198,890            -0-

Issuance of common stock for
  distribution licenses from
  Global Environmental Industries
  (GEI) for UT    & WA, September
  1990                                       50,000          50         -0-         -0-           -0-         37,070            -0-

Contribution from Austin-Young, Inc.            -0-         -0-         -0-         -0-           -0-         13,500            -0-

Issuance of common stock for services
 rendered in October 1990                    12,500          12         -0-         -0-           -0-         37,488            -0-

Net loss for the year ended
January 31, 1991                                -0-         -0-         -0-         -0-           -0-            -0-        (57,756)
                                           ---------      ------      ------       -----         -----     ---------      ----------

Balance at January 31, 1991                 541,000         541         -0-         -0-           -0-        295,857        (59,374)

Common stock returned in exchange
   for commonstock of GEI in
   March 1991                               (17,000)         17         -0-         -0-           -0-        (85,423)           -0-

Repurchase of common stock from
   Austin-Young, Inc. in May 1991          (338,000)       (338)        -0-         -0-           -0-        (64,682)           -0-

Cancellation of common shares               (20,000)        (20)        -0-         -0-           -0-             20            -0-

Issuance of common stock for the
purchase of product from Steelhead
Specialty Mineral in August 1991             10,000          10         -0-         -0-           -0-         74,990            -0-


Issuance of common stock for the
  purchase of mining claims in
  October 1991                               13,214          13         -0-         -0-           -0-        184,987            -0-

Common stock canceled by
   officers/directors in
   January 1992                             (20,000)        (20)        -0-         -0-           -0-             20            -0-

Contribution from Austin                        -0-         -0-         -0-         -0-           -0-         17,000            -0-

Net loss for the year ended
   January 31, 1992                             -0-         -0-         -0-         -0-           -0-             20        (93,315)
                                           --------       ------      ------       -----         -----      --------       ---------

Balance at January 31, 1992                 169,214         169         -0-         -0-           -0-        422,769       (152,689)

                                                                                                                          Deficit
                                                                                                                        Accumulated
                                                                                                            Additional    During the
                                                  Common Stock          Preferred Stock        Treasury       Paid-in    Development
                                               Shares      Amount      Shares      Amount    Stock Amount     Capital       Stage
                                              --------    -------     -------     --------  --------------   ----------  -----------
Issuance of common stock for the acquisition
of Geo-Environment Services, Inc. in
February 1992                                  701,800        702         -0-         -0-        -0-            96,442         -0-

Issuance of common stock for the purchase of
  mining claims in March 1992                  243,000        243         -0-         -0-        -0-         4,859,757         -0-
Common stock canceled by officers and
directors in June 1992                         (32,430)       (32)        -0-         -0-        -0-                32         -0-

Cancellation of fractional shares due to
reverse stock split                                (21)       -0-         -0-         -0-        -0-               -0-         -0-

Contribution by Austin-Young, Inc.                 -0-        -0-         -0-         -0-        -0-            10,000         -0-

Issuance of common stock (pursuant to a
repurchase    agreement in May, 1991) to
Austin-Young, Inc. for  relief of debt in
July 1992                                    3,380,000      3,380         -0-         -0-        -0-            61,620         -0-

Net loss for the year ended
  January 31, 1993                                 -0-        -0-         -0-         -0-        -0-               -0-    (136,304)
                                             ---------    -------       -----       -----      -----          --------    --------

 Balance at January 31, 1993                 4,461,563      4,462         -0-         -0-        -0-         5,450,620    (288,993)

Issuance of common stock for services
  rendered in June 1993                         17,800         18         -0-         -0-        -0-            26,682         -0-

Issuance of common stock Austin-Young, Inc.
in June 1993                                    12,000         12         -0-         -0-        -0-            35,988         -0-

Issuance of common stock for cash
October 1993                                    66,667         67         -0-         -0-        -0-           199,936         -0-

Issuance of common stock as down payment
   on building October 1993                      6,000          6         -0-         -0-        -0-            29,994         -0-

Issuance of common stock for services
   rendered October 1993                        17,000         17         -0-         -0-        -0-            50,983         -0-

Issuance of common stock for cash December
1993                                            80,072         80         -0-         -0-        -0-           191,321         -0-

Contribution by Austin-Young, Inc.                 -0-        -0-         -0-         -0-        -0-            36,000         -0-

Net loss for the year ended
  January 31, 1994                                 -0-        -0-         -0-         -0-        -0-               -0-    (310,862)
                                             ---------    -------       -----       -----      -----          --------    --------

Balance at January 31, 1994                  4,661,102      4,662         -0-         -0-        -0-         6,021,524    (599,855)

Issuance of common stock for services
   rendered February 1994                        6,000          6         -0-         -0-        -0-            29,994         -0-

Issuance of common stock for services
  rendered in June 1994                         41,750         42         -0-         -0-        -0-           175,458         -0-

Issuance of common stock in a
  private offering                              22,500         22         -0-         -0-        -0-            89,978         -0-

Issuance of common stock for services
  rendered in November 1994                     15,000         15         -0-         -0-        -0-            46,235         -0-

Contribution by Austin-Young, Inc.                 -0-        -0-         -0-         -0-        -0-            36,000         -0-

Net loss for the year ended
  January 31, 1995                                 -0-        -0-         -0-         -0-        -0-               -0-    (709,048)
                                             ---------    -------       -----       -----      -----          --------    --------

Balance at January 31, 1995                  4,746,352      4,747         -0-         -0-        -0-         6,399,189  (1,308,903)

Issuance of common stock for services            9,000          9         -0-         -0-        -0-            22,391         -0-

Issuance of common stock in a private
offering                                       214,168        -0-         -0-         -0-        -0-           394,148         -0-

                                                                                                                          Deficit
                                                                                                                        Accumulated
                                                                                                            Additional    During the
                                                  Common Stock          Preferred Stock        Treasury       Paid-in    Development
                                               Shares      Amount      Shares      Amount    Stock Amount     Capital       Stage
                                            ----------    -------    --------      ------  --------------- ------------ -----------
Contribution by Austin-Young, Inc.                 -0-        -0-         -0-         -0-        -0-           36,000          -0-

Net loss for the year ended
  January 31, 1996                                 -0-        -0-         -0-         -0-        -0-              -0-     (401,467)
                                            ----------    -------    --------      ------  ---------      -----------  -----------

Balance at January 31, 1996                  4,969,520      4,970         -0-         -0-        -0-        6,851,728   (1,710,370)

Issuance of common stock for cash in a
private offering                               130,960        131         -0-         -0-        -0-          156,729          -0-

Issuance of common stock for services          259,620        260         -0-         -0-        -0-          262,359          -0-

Net loss for the year ended
  January 31, 1997                                 -0-        -0-         -0-         -0-        -0-              -0-     (464,662)
                                            ----------    -------    --------      ------  ---------      -----------  -----------

Balance at January 31, 1997                  5,360,100      5,361         -0-         -0-        -0-        7,270,816   (2,175,032)

Issuance of common stock for cash in a
   private offering (net of commissions
   of $84,575)                                 582,000        582         -0-         -0-        -0-          729,843          -0-

Issuance of common stock for services          129,784        130         -0-         -0-        -0-          131,782          -0-

Issuance of common stock for purchase of
equipment                                       13,555         13         -0-         -0-        -0-           15,236          -0-

Issuance of common stock for cash pursuant
  to a stock option plan                        25,000         25         -0-         -0-        -0-            9,350          -0-

Issuance of common stock for partial
  redemption of a note pursuant to a stock
  option plan                                  100,000        100         -0-         -0-        -0-           37,400          -0-

Net loss for the year ended
  January 31, 1998                                 -0-        -0-         -0-         -0-        -0-              -0-     (489,525)
                                            ----------    -------    --------      ------  ---------      -----------  -----------

Balance at January 31, 1998                  6,210,439      6,211         -0-         -0-        -0-        8,194,427   (2,664,557)

Issuance of common stock in a private
   placement offering (net of commissions
   of $53,428)                                 963,269        963         -0-         -0-        -0-        1,218,676          -0-

Issuance of common stock for services          135,480        136         -0-         -0-        -0-          147,628          -0-

Issuance of common stock for purchase of
 equipment                                      82,063         82         -0-         -0-        -0-          121,472          -0-

Net loss for the year ended
  January 31, 1999                                 -0-        -0-         -0-         -0-        -0-              -0-     (961,270)
                                            ----------    -------    --------      ------  ---------      -----------  -----------

Balance at  January 31, 1999                 7,391,251      7,392         -0-         -0-        -0-        9,682,203   (3,625,827)

Issuance of common stock in a private
  placement offering                            129,001         78         -0-         -0-        -0-           79,921          -0-

Issuance of common stock for services          115,514         90         -0-         -0-        -0-           65,547          -0-

Issuance of preferred stock to redeem debt         -0-        -0-     142,084         142        -0-          140,372          -0-

Issuance of preferred stock in a private
offering                                           -0-        -0-     152,500         153        -0-          152,347          -0-

Reacquire common stock for note payable     (2,520,000)       -0-         -0-         -0-   (831,600)             -0-          -0-

Reacquire common stock in settlement
  of note receivable                           (50,000)       -0-         -0-         -0-     (5,000)             -0-          -0-

Repurchase common stock                       (320,000)       -0-         -0-         -0-   (108,400)             -0-          -0-

Net loss for the year ended
  January 31, 2000                                 -0-        -0-         -0-         -0-        -0-              -0-    (958,341)
                                            ----------    -------    --------      ------  ---------      -----------  -----------
Balance at January 31, 2000                  4,745,766    $ 7,560     294,584      $  295  $(945,000)     $10,120,390  $(4,584,168)
                                            ==========    =======    ========      ======  =========      ===========  ===========

              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    From Inception on
                                                               FOR THE YEARS ENDED JANUARY 31,       February 9, 1984
                                                               -------------------------------      Through January 31,
                                                                   2000                1999                 2000
Cash Flows From Operating Activities
   Net loss                                                     $(958,341)          $(961,270)           $(4,584,168)
   Depreciation and amortization                                   95,204              57,388                238,827
   (Increase) decrease in receivables                              22,288             (52,763)               (31,447)
   (Increase) decrease in prepaid expenses                            -0-              72,000                 (5,208)
   (Increase) decrease in inventory                               (83,730)            (19,715)              (272,676)
   Increase (decrease) in payables                                279,950             (95,521)               354,521
   Loss from disposal of fixed assets                              11,817                 -0-                 13,377
   Stock issued for services                                       66,150             147,764              1,005,615
   Expenses paid by shareholder                                       -0-                 -0-                149,018
                                                                ---------           ---------            -----------
       Net Cash Used by Operating Activities                     (566,662)           (852,117)            (3,132,141)


Cash Flows From Investing Activities
   Purchase of fixed assets                                       (23,441)           (147,427)              (721,511)
   Purchase of product tradenames                                  (1,725)                -0-                (28,683)
   Purchase of note receivable                                        -0-                 -0-                 (5,000)
   Purchase of certificates of deposit                                -0-                 -0-                 (1,524)
   Organization costs                                                 -0-                 -0-                (15,000)
   Purchase/sale of mining                                            -0-                 -0-                  7,920
   Development costs                                                  -0-                 -0-                (58,599)
   Purchase of mining claims                                          -0-                 -0-                150,000
   Sale of licenses                                                   -0-                 -0-                (65,000)

       Net Cash Used by Investing Activities                      (25,166)           (147,427)              (737,397)
                                                                ---------           ---------            -----------


Cash Flows From Financing Activities
   Issuance of common stock                                        79,999           1,219,639              3,210,061
   Issuance of preferred stock                                    152,500                 -0-                152,500
   Issuance of notes payable                                      555,821                 -0-              1,203,031
   Purchase of treasury stock                                    (108,400)                -0-               (108,400)
   Principal payments on debt                                     (83,546)           (239,771)              (578,142)
                                                                ---------           ---------            -----------

       Net Cash Provided by Financing Activities                  596,374             979,868              3,879,050
                                                                ---------           ---------            -----------

Net (Decrease) Increase In Cash                                     4,546             (19,676)                 9,512

Cash at Beginning of Period                                         4,966              24,642                    -0-
                                                                ---------           ---------            -----------

Cash at End of Period                                           $   9,512           $   4,966            $     9,512
                                                                =========           =========            ===========

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Continued)

                                                                                                      From Inception on
                                                                  FOR THE YEARS ENDED JANUARY 31,     February 9, 1984
                                                                  -------------------------------     Through January 31,
                                                                      2000              1999               2000

Supplemental cash flow information:

Cash Paid For:
   Interest                                                          $ 13,238        $   7,461            $   46,058
   Income Taxes                                                      $    -0-        $     100            $    2,547
Non-Cash Transactions:
   Stock issued for mining claims                                    $    -0-        $     -0-            $5,045,000
   Stock issued for down payment on building                         $    -0-        $     -0-            $   30,000
   Stock issued for services                                         $ 66,150        $ 147,764            $1,005,615
   Stock issued for stock of Geo-Environment Services, Inc.          $    -0-        $     -0-            $   97,144
   Stock issued for Inventory                                        $    -0-        $     -0-            $   75,000
   Stock issued for assets from Austin-Young, Inc. and
     Global Environmental Industries                                 $    -0-        $     -0-            $  236,060
   Stock issued for purchase of equipment                            $    -0-        $ 121,554            $  136,803
   Stock issued for partial redemption of note                       $    -0-        $     -0-            $   37,500
   Treasury stock repurchased in exchange for debt                   $831,600        $     -0-            $  831,600
   Treasury stock repurchased in settlement of note                  $  5,000        $     -0-            $    5,000
     receivable
   Debt assumed by buyer of fixed asset disposition                  $ 14,281        $     -0-            $   14,281
   Preferred stock issued as redemption of debt                      $142,084        $     -0-            $  142,084

              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE YEARS ENDED JANUARY 31, 2000 AND 1999

          NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          BUSINESS ORGANIZATION

                    American Absorbents Natural Products, Inc. was incorporated on February 9, 1984 under the laws of the State of Utah and under the name of TPI Land, Inc. as a wholly-owned subsidiary of TPI, Inc. On September 14, 1990, the Company changed its name to Environmental Fuels, Inc. and began developing its involvement in various phases of the conversion of vehicles to operating on compressed natural gas. That developing; business was sold on April 23, 1991 (see Note 3).

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

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                  FOR THE YEARS ENDED JANUARY 31, 2000 AND 1999



                  NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                           (Continued)

                  METHOD OF ACCOUNTING

                           The Company recognizes income and expenses according to the accrual method of accounting. Expenses are recognized when performance is substantially complete and income is recognized when earned. Earnings (loss) per share are computed based on the weighted average method. Stock options currently outstanding, preferred stock and convertible debt were not used in calculating earnings per share since the effect would be antidilutive. The fiscal year of the Company ends January 31 of each year. The financial statements reflect activity from inception, February 9, 1984.

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

                  INVENTORIES

                           Inventories are stated at the lower of cost (FIFO method) or market, and consist of the following:

                                                      2000             1999
                                                    --------         --------
                               Finished goods        $72,787          $52,484
                               Packaging products    174,134           72,657
                               Raw materials          98,930          136,980
                                                    --------         --------
                                                    $345,851         $262,121
                                                    ========         ========

                  ACCOUNTS RECEIVABLE

                           Accounts receivables are shown net of the allowance for doubtful accounts. This amount was determined to be $0 and $0 at January 31, 2000 and 1999.

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                  FOR THE YEARS ENDED JANUARY 31, 2000 AND 1999



                  NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                           (Continued)


                  MINING CLAIMS

                           Mining claims are stated at the lower of cost or market.

                           Any costs incurred for the betterment of or to increase the expected efficiency of the operations related to the extraction from the Company mining claims are capitalized and charged off to operations over the expected economic life of the claims.

                  ESTIMATES

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

                  NOTE 2:  GOING CONCERN

                           The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $395,317, an accumulated deficit of $4,584,168 as of January 31, 2000, and a net loss for the year then ended of $958,341. Accordingly, its ability to continue as a going concern is dependent on obtaining capital and financing for its planned principal operations. The Company plans to secure financing for its acquisition strategy through the sale of its common stock and issuance of debt. However, there is no assurance that they will be successful in their efforts to raise capital or secure other financing. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

                  NOTE 3:  INCOME TAXES

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

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                  FOR THE YEARS ENDED JANUARY 31, 2000 AND 1999


                  NOTE 3:  INCOME TAXES (Continued)

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

                  Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at January 31, 2000 and earlier years, and accordingly, no deferred tax liabilities have been recognized for all years.

                  The Company had cumulative net operating loss carryforwards of approximately $3,000,000 at January 31, 2000 and $2,200,000 at January 31, 1999. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates of $1,050,000 at January 31, 2000 and $769,000 at January 31,
                  1999 have been offset by valuation reserves of the same amount. The net change in deferred tax asset and offsetting valuation reserve amounted to $281,000 for 2000 and $329,000 for 1999.

                  The net operating losses begin to expire in the year 2016.

                  NOTE 4:  RELATED PARTY TRANSACTIONS

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

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                  FOR THE YEARS ENDED JANUARY 31, 2000 AND 1999



                  NOTE 4:  RELATED PARTY TRANSACTIONS (Continued)

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

                  September 3, 1990 - 50,000 shares were issued at $3.98 per share to Austin-Young, Inc. in exchange for distributorship license agreements, stock in Global Environmental Industries, Inc. and Natural Gas Industries, Inc., and cash. The assets acquired in the transaction were recorded at-historical cost. The Company subsequently transferred 178,000 shares of Global stock back to the original transferor in exchange for 17,000 shares of Company stock. The remaining 200,000 shares of Global stock were sold as part of the transaction which occurred on April 23, 1991.

                  May 13, 1991 - 3,380,000 shares of common stock were purchased for $65,000 cash from Austin-Young, Inc. and canceled. The Company agreed that Austin-Young, Inc. had the right to repurchase these shares for the same price at any time up to June 1, 1993.

                  February 1992 - the Company issued 701,800 shares of common stock at $0.14 per share to the shareholders of Geo Environment Services, Inc., (now AAI) for their stock. Officers of the corporation were major shareholders of AAI.

                  July 1992 - 3,380,000 shares of common stock were issued at $0.02 per share to Austin -Young, Inc. for debt relief of $65,000.

                  February 1, 1993 - the Company issued to Austin-Young, Inc. an option to purchase up to 1,000,000 shares of common stock at a price of $3 per share. This option was set to expire on February 1, 1998. 12,000 shares were exercised at a price of $36,000. These options were cancelled by Austin-Young in 1997.

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                  FOR THE YEARS ENDED JANUARY 31, 2000 AND 1999



                  NOTE 4:  RELATED PARTY TRANSACTIONS (Continued)

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

                  In 1997, the Company was required to pay a balloon payment due on its warehouse in September, 1996. Instead of finding long term funding through a mortgage company, Austin-Young, Inc., the majority shareholder provided $125,000 in certificates of deposit for collateral on a one year note of $125,000 provided by a local bank to pay the balloon payment. The note was due in September, 1997, but was extended to 1998. The note was paid off in early 1999.

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

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                  FOR THE YEARS ENDED JANUARY 31, 2000 AND 1999



                  NOTE 4:  RELATED PARTY TRANSACTIONS (Continued)


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

                  In 1999, the Company issued 135,480 shares for services rendered, of which 118,527 was issued to company officers, directors and employees at an average cost of $1.03, the average trading value of the stock during the year, for services rendered.

                  In 2000, the Company issued 115,514 shares for services rendered, of which 115,514 were issued to company officers, directors and employees at an average cost of $.57.

                  Included in Note 8 are notes payable to Directors of the Company. During 2000, the Company received proceeds of $240,821 and made payments of $63,546 on these notes. Included in payments made is $30,000 that was converted to preferred stock.

                  NOTE 5:  NONMONETARY TRANSACTIONS

                  Nonmonetary transactions consist of the transactions detailed in Note 4 above and the transfer of common investment shares to individuals and corporations for services and distributorship license agreements, as follows:

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

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                  FOR THE YEARS ENDED JANUARY 31, 2000 AND 1999


                  NOTE 5:  NONMONETARY TRANSACTIONS (Continued)

                  October 1991 - 13,214 shares of stock were issued at $14 per share for zeolite mining claims. January, 1992 - 20,000 shares of common stock were returned to the treasury and canceled.

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

                  In 1998 - 129,784 shares (82,449 related party) were issued at an average price of $1.02 per share for services rendered.

                  In 1998 - 13,555 shares were issued at an average price of $1.125 for the purchase of equipment.

                  In 1999 - 82,063 shares were issued at an average price of $1.48 for the purchase of equipment.

                  In 2000, the Company disposed of a fixed asset. The purchaser assumed the remaining debt of $14,821 on the disposed asset.

                  In 2000, 142,084 shares of preferred stock were issued at an average price of $0.99 in exchange for debt.

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                  FOR THE YEARS ENDED JANUARY 31, 2000 AND 1999



                  NOTE 5:  NONMONETARY TRANSACTIONS (Continued)

                  In 2000, 115,514 shares of common stock were issued to Directors or Officers for services rendered at an average cost of $0.57.

                  In 2000, the Company reacquired 2,520,000 shares of common stock from Austin-Young, Inc. in exchange for a note payable.

                  In 2000, the Company reacquired common stock in settlement of a $5,000 note receivable.

                  All nonmonetary transactions, with related parties and non related parties, transacted with stock of the Company were measured either at the estimated fair value of the stock being issued (stock market quotations) or fair value of goods or services being rendered, whichever was more readily measurable.

                  NOTE 6:  PROPERTY AND EQUIPMENT

                  Property and equipment consists of the following:

                                                           JANUARY 31,

                                                       2000             1999
                                                     --------         --------
                  Plant                              $287,781         $324,592
                  Machinery and equipment             515,853          486,011
                  Mining site improvements             53,696           52,715
                  Accumulated depreciation           (205,346)        (113,474)
                                                     --------         --------
                                                     $651,984         $749,844
                                                     ========         ========

                  Machinery and equipment (including computer equipment and vehicles) is depreciated on the straight-line method over the estimated useful lives of three to seven years. Plant is being depreciated (straight line) over the estimated useful life of 20 years. Site improvements are being depreciated (straight line) over an estimated useful life of ten years. Depreciation expense is $95,204 and $57,388 for the years January 31, 2000 and 1999, respectively.

                  The Company has adopted SFAS No. 121, which requires a review of any potential for the impairment of value of any long-lived assets. It is the policy of the Company to annually review the future economic benefit of all long- lived assets and to charge off to operations any potential impairment of value of long-lived assets when applicable.

                  In the past, the Company had agreements with various vendors to do the mining and milling of its zeolite mineral and products; this has resulted in minimal investment in machinery and equipment. During 1997-1998, the Company began construction of a new milling and packaging plant in Bums, Oregon. The plant became operational during 1999.

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                  FOR THE YEARS ENDED JANUARY 31, 2000 AND 1999



                  NOTE 7:  MINING CLAIMS

                  The Company has purchased several zeolite mining claims in three different regions in the western United States. All purchases were acquired through stock issuance and are described below.

                  In April 1991 (before acquisition by Geo-Environmental Resources) (now American Absorbents Natural Products, Inc.), the Company's subsidiary issued 440,000 shares of its stock for mining claims containing zeolite in the Mohave County, Arizona region, and the stock given was originally valued at $.50 per share. Thus, the mining claims were originally valued at $220,000. Since the value of the mining claims was not readily determined the mining claims were written down to a nominal value.

                  In October 1991 the Company acquired twenty zeolite mining claims in Harney County, Oregon. The value of the claims was agreed to be $185,000 by the seller and purchaser and 13,214 (132,143 pre-split) shares of common stock were issued. The stock was quoted on the market at $1.40 per share, thus determining the number of shares to be issued for the claims.

                  In December 1991, the Company acquired an additional 203 zeolite mining claims in the Harney County, Oregon region. A geological study was conducted and reserves were estimated at over 477,600,000 tons. The value per ton was also estimated based on mining costs and market value of other companies in the industry. The reserves were then discounted 99 1/2% and a value was determined to be approximately $4,800,000. Stock was then issued at market price to equal the value given to the claims. In 2000 and 1999, $-0- and $100 of depletion was taken on the claims, respectively.

                  NOTE 8:   NOTES PAYABLE

                  Notes payable consist of the following:

                                                                                                           JANUARY 31,
                                                                                                      2000         1999
                  A note with a bank, bearing interest at 9.5%, revolving line of credit,
                  $25,000 secured by personal guarantee of a Company officer.                      $    -0-      $ 14,281

                  A note with an individual.  The original value of the note is $5,000.  The
                  note has an interest rate of 8.50% and is due on demand.  The note may              5,000           -0-
                  also be converted to common stock of the Company.

                  A note with a bank secured by a building.   The note has an interest rate
                  of 9.25% with monthly payments of interest.  The note matures on September        150,000           -0-
                  2, 2000.                                                                         --------      --------


                  TOTAL                                                                            $155,000      $ 14,281
                                                                                                   ========      ========

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                  FOR THE YEARS ENDED JANUARY 31, 2000 AND 1999


                  NOTE 9:  RELATED PARTY NOTES PAYABLE

                  Notes payable - related party consist of the following:

                                                                                                         JANUARY 31,
                                                                                                         -----------
                                                                                                      2000         1999
                                                                                                      ----         ----
                  A note with a former director of the Company.  The note has an interest
                  rate of 7.00% and 8.50% as of January 31, 1999 and 2000, respectively,            112,275         $50,000
                  with monthly payments of principal and interest of $6,325.  The note matures in July 2001.

                  A note with a director secured by a building.  The original value of the
                  note was $5,000.  The note has an interest rate of 8.50% and is due on              5,000           -0-
                  March 16, 2000.

                  A note with a director secured by a building.  The original value of the
                  note was $50,000.  The note has an interest rate of 8.50% and is due on           $50,000           -0-
                  March 15, 2000.

                  A note with an officer of the Company. The original value of
                  the note was. The note has an interest rate of 5%                                 $45,000           -0-
                  and was due on August 2, 1999. The note may also be converted to preferred stock of the Company.

                  A note with an officer of the Company. The original value of the note was $15,000. The note has an interest rate of 8.50% and is due on demand.

                  A note with a former officer and director of the Company secured by
                  2,800,000 shares of common stock of the Company.  The original value of the note was $924,000.  The note has annual principal and interest
                  payments of $118,800.  The note matures in July 2006.                             781,006          -0-
                                                                                                  ---------       ------
                  Total                                                                           1,008,281       50,000
                  Less curent marurities                                                           (252,397)     (50,000)
                                                                                                  ---------       ------
                  Related party long-term debt, less current maturities                           $ 755,884       $  -0-
                                                                                                  =========       ======


                  NOTE 10:  PRIVATE PLACEMENT OF COMMON STOCK

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

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                  FOR THE YEARS ENDED JANUARY 31, 2000 AND 1999

                  NOTE 10: PRIVATE PLACEMENT OF COMMON STOCK (Continued)

                  On July 5, 1994, 22,500 shares of common stock were issued at $4 per share in a Regulation D private stock offering

                  In 1996, the Company issued 214,168 shares of common stock in a Regulation D private placement for total consideration of $394,362.

                  In 1997, the Company issued 130,960 shares of common stock in a Regulation D private placement for total consideration of $156,860.

                  In 1998, the Company issued 582,000 shares at an average price of $1.40 in three separate private placements. One private placement was with a foreign customer that purchased 80,000 shares for $ 100,000.

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

                  In 2000, 129,001 shares of common stock were issued in a private placement at an average price of $.62 per share. In addition, the Company issued 152,500 shares of preferred stock in a private placement at an average price of $1.00 per share.

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                  FOR THE YEARS ENDED JANUARY 31, 2000 AND 1999

                  NOTE 11: ECONOMIC DEPENDENCY

                  In fiscal year 1999, the Company had developed four customers that provided approximately 82.6% of the years sales volume. In fiscal year 2000, the Company had one customer that provided 52% of the years sales volume.

                  NOTE 12: FAIR VALUES OF FINANCIAL INSTRUMENTS

                  The following listing of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosure About Fair Value of Financial Instruments". The carrying amounts and fair value of the Company's financial instruments at January 31, 2000 and 1999 are as follows:

                                                                   January 31, 2000              January 31, 1999
                                                               -----------------------         ------------------
                                                             Carrying                        Carrying
                                                              Amount      Fair Values         Amount   Fair Values
                                                             --------     -----------        --------  -----------
                   Cash                                     $    9,512      $    9,512       $ 1,531        $ 1,531
                   Accounts receivable                      $   31,447      $   31,447       $53,735        $53,735
                   Notes payable including                  $1,163,281      $1,163,281       $64,281        $64,281
                    current maturities

                  The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

                  Cash

                  The carrying amounts reported on the balance sheet for cash and cash equivalents approximate their fair value.

                  ACCOUNTS RECEIVABLE

                  The carrying amounts reported on the balance sheet for accounts receivable are reported at net realizable value.

                  Notes Payable

                  The fair values of notes payable are estimated using discounted cash flow analyses based on the Company's incremental borrowing rate as the discount rate.

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                  FOR THE YEARS ENDED JANUARY 31, 2000 AND 1999



                  NOTE 13: CERTIFICATES OF DEPOSITS

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

                  NOTE 14: STOCK OPTIONS

                  The Company approved a stock option plan to the officers and directors of the Company. A total of 250,000 options to purchase 250,000 shares were offered at a price of $0.375 (the market price at the time of offering). The options expire on June 17, 2004. During 1998, 125,000 options were exercised at the option price of $0.375 for total consideration of $46,875 ($9,375 cash and $37,500 in relief of debt). No options were exercised in 2000 or 1999.

                  NOTE 15: LEASE ON OFFICE SPACE

                  During 1999 and 2000, the Company has leased out a portion of its warehouse in Austin, Texas to another individual for $880 per month. The lease is month to month.

                  The Company leases certain equipment under non-cancelable operating leases. Rent expense for the year ended January 31, 2000 amounted to $1,021.

                  Future minimum rentals are as follows:

                             2001                     $4,932
                             2002                      4,932
                             2003                      4,932
                             2004                      4,932
                             2005                      3,699
                             ----                    -------
                             Total                   $23,427
                                                     =======

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                  FOR THE YEARS ENDED JANUARY 31, 2000 AND 1999

                  NOTE 16: COMMITMENTS AND CONTINGENCIES

                  At January 31, 1999, the Company was involved in several legal cases as follows:

                           -McLean V. American Absorbents Natural Products, Inc.

                  A former employee is seeking workers compensation coverage for alleged injuries sustained on the job at the Oregon Plant. During 2000, all administrative hearings were complete and the Company was found not to be liable.

                           -American Absorbents Natural Products, Inc. V.
                           Calkins

                  A former independent contractor hired to construct the Oregon plant placed a mechanics lien on the Oregon plant for alleged unpaid claims and the Company has sued to remove the mechanics lien since the claims are being contested. Calkins filed a counter claim seeking damages in addition to his lien. The case is in initial stages and an outcome cannot be determined at this time.

                           -American Absorbents Natural Products, Inc. V. Charles Walden

                  The Company filed suit against a former officer of the Company seeking cancellation of 200,000 shares of stock issued for non-payment. Mr. Walden counter sued for his ownership of the stock and other damages. During 2000, the Company settled the case by paying $15,000 for return of 40,000 shares and canceling another 50,000 shares for settlement of the $20,000 original note that was signed for purchase of the 200,000 shares. Mr. Walden was allowed to keep the remaining 110,000 shares.

                  NOTE 17: SUBSEQUENT EVENT

                  Subsequent to year-end, various notes payable due to Company and totaling $105,000 were converted to 330,906 shares of common stock at an average price of $0.33 per share.

                  In addition, accrued wages totaling $28,000 due to an officer of the Company at January 31, 2000, were converted to 84,849 shares of stock at an average price of $.33 per share.

                  Subsequent to year end the Company obtained a line of credit in the amount of $215,000 from a director of the Company.

                  On January 24, 2000, the Company reached a settlement with Lakeview Holdings, Inc., owner of office building, which included a payment of $50,000 to the Company, $60,000 debt forgiveness on a short term note payable to Austin-Young, Inc. and all of the office furniture.

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

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT:

                                                                                           SERVED AS DIRECTOR
      NAME                               POSITIONS WITH THE COMPANY               AGE       OR OFFICER SINCE
      ----                               --------------------------               ---       ----------------
      Robert L. Bitterli                 Chairman of the Board, Chief              43              1999
                                         Executive Officer, Director
                                         (May 99)

      Richard A. Waterfield              Director (March 1, 1999)                  60              1999

      Don Chapman                        Director (May 1999)                       63              1999

      John Krings                        Director (May 1999)                       70              1999

      David Stein                        Director (September 1999)                 37              1999

      Patrick Cassidy                    Director (September 1999)                 62              1999

      Dr. Jan Krason                     Director (February 2000)                  68              2000

      James W. Haake                     Chief Operating Officer                   50              1999

      David C. Scott                     Chief Financial Officer                   36              1999

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

Terry L. Young resigned as Chief Executive Officer effective March 1, 1999 and as Chairman of the Board of Directors and as a Director on April 30, 1999.

David W. Redding resigned as President, Chief Operating Officer, Assistant Secretary, and Treasurer effective May 12, 1999. He resigned his position as Chief Financial Officer effective March 1, 1999.

Donald L. Gillespie and Richard A. Waterfield were elected to the Board of Directors of the Company in March 1999.

Donald L. Gillespie resigned as Chief Financial Officer effective August 31,
1999.

Robert L. Bitterli was elected as Acting Interim President on April 5, 1999 and Chief Executive Officer, President and Director effective May 12, 1999.

Robert L. Bitterli was elected as Chairman of the Board effective July 28, 1999.

Donald R. Chapman was elected a Director in May 1999.

Nicholas N. Wentworth was elected Chairman of the Board of Directors in May
1999.

Nicholas N. Wentworth resigned as Chairman of the Board effective July 28, 1999.

John Krings was elected a director in July 1999.

David Stein was elected as a director in September 1999.

Patrick Cassidy was elected a director in September 1999.

James W. Haake was appointed Chief Operating Officer effective June 1, 1999.

Deborah Smetzer was appointed Secretary effective October 1999.

David Scott was appointed Chief Financial Officer September 1, 1999.

Aaron Thomas resigned as VP of Sales in November 1999.

Dr. Jan Krason was elected a director in February 2000.

James Toney resigned as VP of Plant Operations effective March 31, 2000.

ROBERT L. BITTERLI served as a director of the Company from June 1995 until June 1996 and became a director of the Company again in May 1999. He also became Chief Executive Officer and President of the Company in May 1999. Mr. Bitterli founded and served as President of Windfall Corporation, a management consulting firm, specializing in corporations seeking and working with government contracts. He also served as President of Security First Group Benefits Corporation, one of the Trilon Financial group of companies (the 12th largest financial organization in the world), providing marketing, sales, communication and administrative services to employers for both qualified and non-qualified pension and retirement plans. He served as Vice President of Security First Group, a company providing investments and investment advisory services and as General Partner of the Diversified Securities Network, a company specializing in the sales of securities and limited partnerships. Mr. Bitterli was with Security First Group for twelve years. He also owns J&B Properties, a residential property investment and management company, and a majority interest in Devin Lane Publishing, a publisher of thriller fiction. He served with honor in the United States Army in an enlisted and commissioned capacity. He holds a B.S. degree in Psychology from Campbell University in Bueise Creek, North Carolina and an M.A. in Business Administration and Personnel Management, both from Webster University in St. Louis, Missouri. Age 43.

RICHARD A. WATERFIELD has served as a director of the Company since March 1999. He has been the owner of Database Marketing, a high tech marketing company, since February 1997 and the owner of Waterworks Productions since October 1992. Mr. Waterfield has been a loan consultant and lobbyist with Waterfield and Associates since October 1991. He was elected as a representative to the Texas State Legislature for District 88 and served two terms from 1986 to 1991. During that time he was voted Outstanding Freshman Legislator. He served on the Human Services Agriculture Committee and as a member of the Congressional Oil and Gas Advisory Committee. From 1984 to 1991, Mr. Waterfield was the owner of Washita Investments, a commodities trading firm. He was a part owner in Canadian Feed-yard working in commercial cattle feeding operations, commodity trading and risk management from 1975 to 1984. Mr. Waterfield has served on the Canadian City Council, the Canadian School Board and on the board of directors of First State Bank of Canadian, Texas. He attended Oklahoma State University majoring in business and animal science. Age 60.

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

THE HONORABLE JOHN KRINGS has served as Director of the Company since July 1999. Mr. Krings is currently the president of Krings, Corporation. Krings Corporation provides consulting services for the defense industry, National Aeronautics and Space Agency, and the Federal Aviation Agency. Prior to serving as President of Krings Corporation, Mr. Krings served as Assistant Secretary of Defense. The President appointed Mr. Krings as the first Director, Operational Test and Evaluation (DOT&E)), Department of Defense (DOD), at the level of Assistant Secretary of Defense. As such, he worked directly for the Secretary of Defenses and Congress. Mr. Krings also served on the Defense Resource Board and Defense Acquisition Board. He evaluated and reported independently to the Congress and the Secretary of Defense in regard to the effectiveness and suitability of all major weapon systems as a prerequisite to military systems entering full production. Mr. Krings has thirty years experience in aerospace design, engineering, testing, marketing and management with McDonnell Douglas Corporation. He was responsible for all of McDonnell Douglas Corporation Navy and Marine Corps programs. Mr. Krings served in the Air Force and Air National Guard as fighter pilot, test pilot, and nuclear weapons expert. Mr. Krings holds a B.S. degree in Chemistry and Physics. Age 70.

DR. PATRICK CASSIDY has served as director of the Company since September 1999. Following his education at the University of Illinois, Iowa and Arizona and two years in industry, Dr. Patrick Cassidy began as a group leader for Chemistry and Materials at Tracor in Austin in 1966. In this contract research and development endeavor he developed programs with NASA and the US Navy which became the foundation for a new company, Texas Research Institutes (TRI) of which he was a co-founder and which developed into a $12 million research and development enterprise. In 1971 Dr. Cassidy joined the Chemistry Department at Southwest Texas State University (SWT) where he began the Polymer Research Group (PRG) which grew into the largest polymer synthesis group in the southwest United States. That effort has resulted in over $7,000,000 in grants and contracts coming to SWT. Dr. Cassidy also initiated in 1993 the Institute for Environmental and Industrial Science (IEIS) at SWT, an entity which serves regional industries using university resources, all the while creating educational opportunities for students and research fellows. His technical publications number over 140 including one book and ten chapters in other books and encyclopedias. Oral papers total over 160 and eight patents have issued under his direction. Invited lectures have been international in scope including India, France, Holland, Mexico, Germany and Japan and have been given at about 50 locations. Dr. Cassidy has been active professionally as well serving in local and national capacities for the American Chemical Society as a referee for several journals as a proposal referee and as an advisory board member for another university and an international journal. Age 62.

DAVID STEIN has served as director of the Company since September 1999. Mr. Stein has served as Vice President and Managing Partner of Budget Leasing, Inc. dba Roger Beasley Porsche-Saab-Volvo since May 1995. Concurrent with his current position and ownership, Mr. Stein has served as an Area Director for the Texas Automobile Dealers Association, served on a National Communication Vision Team for Saab Cars, USA. He has served as a Director for the National Advertising for Volvo Car Corporation and won the Dealer of Excellence Award from Volvo Car Corporation in 1995, 1996, 1997, and 1998. Mr. Stein is also currently a member of the prestigious National 20 Group that analyze policy, practice and procedures for car dealers in the United States. Mr. Stein had previously served as Finance Director and General Manager for Bill Munday, Inc. from October 1991 to March 1994. Mr. Stein was owner/operator of Volvo Center Bamberg in Bamberg Germany from 1987 to 1991. David served as a loan officer and repossession manager for Finance Center Federal Credit Union in Bamberg Germany. He also served on active duty in the US Army from 1981 to 1985 detached to the 10th Group Special Forces in Bad Tolz and US Border Patrol with the 2/2 ACR in Hof, Germany. Age 37.

DR. JAN KRASON has served as director since February 2000. For the past 26 year, Dr. Krason has served a s President and CEO of Geoexplorers International, Inc. an international renowned consulting corporation. As a professional consultant, Dr. Krason has served over forty clients, mostly mining and petroleum companies, government agencies, and various international and domestic financial institutions. Dr. Krason's forty years of experience include all aspects of exploration for economically viable mineral petroleum deposits to include project management, geologic and special mapping, practically oriented research and assessment of mineral and petroleum resources. His broad fields of professional specialization and expertise include research on sediment-hosted and volcanogenic gold, other precious and base metals specifically regarding their relationships to hydrocarbons. He has extensive knowledge in basin analysis, determination of formation, stability, and resources assessment of gas hydrates, and conventional-type hydrocarbon deposits (particularly in the offshore environment). Dr. Krason's consulting, projects, and lecturing have taken him to over 60 countries including Canada, Mexico, Central and South America, Africa, Australia, and Eastern and Central Europe to include the Newly Independent States of the former Soviet Union. Dr. Krason has authored and co-authored over 100 scientific publications. Age 68

JAMES W. HAAKE served as the Chief Operating Officer of the Company since June 1999. The following jobs and services have given Mr. Haake over twenty years of hands-on experience in fulfillment and distribution services, software development, project and materials management, international logistics, operations management, inventory and financial control, mobility, channel sales allocation and leadership. In 1996, Mr. Haake became the Distribution Center Manager for Softbank Service Group. During 1995 and 1996, he was a Project Manager for GTE-TSI. During 1994, Mr. Haake was a District Manager for Optimum Home Delivery. From 1991 to 1993, he was a Channel Sales Manager for CompuADD Computer Corporation. Mr. Haake held various officer positions as a member of the United States Army in several countries throughout the world from 1971 to 1991. From 1968 to 1971, he was a Journey Lineman with Florida Power & Light. Mr. Haake holds B.A. degrees in Sociology and Psychology, both from St. Martins College and a M.S. degree in Logistics Management from Florida Institute of Technology. He has also attended the Logistics Executive Management College. Age 50.

DAVID C. SCOTT served as Chief Financial Officer of the Company since September 1, 1999. Prior to joining the Company, Mr. Scott served as Chief Financial Officer for several banks and bank holding companies in Kentucky. His responsibilities included all aspects of financial management to include the day-to-day operations of the bank's accounting system; preparing reports to management, shareholders, FDIC, Federal Reserve, and Kentucky banking regulators; preparing and monitoring operational and technology budgets; coordinating and conducting audit activities and holding company debt management; developing operational policies; supervising all customer service operations; and strategic planning Prior to his banking experience, Mr. Scott served for nearly seven years in the US Army as a finance officer. While serving on active duty, he was responsible for the payroll management function for the 23,500 soldiers of the 101st Airborne Division (Air Assault), reestablishing the worldwide quality assurance program for finance and accounting units, and served as a disbursing officer while stationed in West Germany. Age 36.

ITEM 10.  EXECUTIVE COMPENSATION:

The following table sets forth the aggregate remuneration paid or accrued for the fiscal years ended January 31, 1998, 1999 and 2000, as to each officer of the Company whose aggregate remuneration exceeds $100,000, and as to the aggregate remuneration of all officers as a group:

----------------------- ------- --------------------------------------- ------------------------------------ -----------------
                                       ANNUAL COMPENSATION (1)                LONG-TERM COMPENSATION
----------------------- ------- --------------------------------------- ------------------------------------ -----------------
                                                                                AWARDS              PAYOUTS
----------------------- ------- --------------------------------------- ------------------------------------ -----------------

----------------------- ------- ---------- --------- ----------------- ------------- ----------- ----------- -----------------
                                                                        RESTRICTED
NAME AND PRINCIPAL                                     OTHER ANNUAL    STOCK AWARDS  OPTIONS/    LTIP           ALL OTHER
POSITIONS                        SALARY     BONUS      COMPENSATION        ($)         SAR'S      PAYOUTS      COMPENSATION
                        YEAR       ($)       ($)           ($)                          (#)         ($)            ($)
----------------------- ------- ---------- --------- ----------------- ------------- ----------- ----------- -----------------
Robert L. Bitterli,
CEO                     2000       9,500     -0-           -0-             8,200        -0-         -0-            -0-
----------------------- ------- ---------- --------- ----------------- ------------- ----------- ----------- -----------------
All Officers as a       1998     143,400     -0-           -0-            46,325        -0-         -0-            -0-
Group  (3 persons)
----------------------- ------- ---------- --------- ----------------- ------------- ----------- ----------- -----------------
           (6 persons)  1999     251,438     -0-           -0-            84,998        -0-         -0-            -0-
----------------------- ------- ---------- --------- ----------------- ------------- ----------- ----------- -----------------
           (8 persons)  2000     180,571     -0-           -0-            27,980        -0-         -0-            -0-
----------------------- ------- ---------- --------- ----------------- ------------- ----------- ----------- -----------------

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

Currently, directors do not receive any cash compensation for serving in their roles as directors of the Company. The six outside directors, Richard Waterfield, Don Chapman, John Krings, David Stein, Patrick Cassidy, and Jan Krason each receive 500 shares of restricted common stock for each board meeting attended. Former Directors Nicholas Wentworth and Donald Gillespie also received shares for their service as a director. The fair market value of the common stock is determined by the average of the closing price of the stock for the preceding month.

The following table sets forth the aggregated option/SAR exercises in the last fiscal year and the fiscal year-end option/SAR values:

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND

                            FY-END OPTION/SAR VALUES

---------------------------- ------------------- -------------------- ------------------- ---------------------------
                                                                          NUMBER OF          VALUE OF UNEXERCISED
                                   SHARES                                UNEXERCISED             IN-THE-MONEY
                                  ACQUIRED                               OPTIONS/SARS            OPTIONS/SARS
                                     ON                 VALUE           AT FY-END (#)           AT FY-END ($)
                                  EXERCISE            REALIZED           EXERCISABLE/            EXERCISABLE/
           NAME                     (#)                  ($)            UNEXERCISABLE           UNEXERCISABLE
---------------------------- ------------------- -------------------- ------------------- ---------------------------
David W. Redding                    -0-                  -0-              100,000 E                  0/0
---------------------------- ------------------- -------------------- ------------------- ---------------------------

The exercisable options listed in the above table were granted to the David Redding on June 17, 1997. Mr. Redding's 100,000 options are currently under dispute.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:
------------------------------------------------------------------------

The following table sets forth certain information furnished by the following persons concerning the common stock ownership as of March 31, 2000, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the common stock; (ii) all directors and executive officers; (iii) directors and executive officers of the Company as a group:

------------------------------------------ ---------------------------- -------------------------- ---------------
            NAME AND ADDRESS                    NUMBER OF SHARES          COMMON STOCK SUBJECT       PERCENT OF
           OF BENEFICIAL OWNER                   OF COMMON STOCK         TO OPTIONS OR WARRANTS        CLASS
------------------------------------------ ---------------------------- -------------------------- ---------------
Robert L. Bitterli                                   273,334                       -0-                  4.04
6015 Lohman Ford Road, Suite 100
Lago Vista, TX 78645
------------------------------------------ ---------------------------- -------------------------- ---------------
Patrick Cassidy                                        2,176                       -0-                  0.00
 6015 Lohman Ford Road, Suite 100
Lago Vista, TX 78645
------------------------------------------ ---------------------------- -------------------------- ---------------
Donald Chapman                                        20,587                       -0-                  0.28
6015 Lohman Ford Road, Suite 100
Lago Vista, TX 78645
------------------------------------------ ---------------------------- -------------------------- ---------------
Dr. Jan Krason                                       100,000                       -0-                  1.35
6015 Lohman Ford Road, Suite 100
Lago Vista, TX 78645

------------------------------------------ ---------------------------- -------------------------- ---------------

------------------------------------------ ---------------------------- -------------------------- ---------------
            NAME AND ADDRESS                    NUMBER OF SHARES          COMMON STOCK SUBJECT       PERCENT OF
           OF BENEFICIAL OWNER                   OF COMMON STOCK         TO OPTIONS OR WARRANTS        CLASS
------------------------------------------ ---------------------------- -------------------------- ---------------
David Stein                                             926                        -0-                  0.00
6015 Lohman Ford Road, Suite 100
Lago Vista, TX 78645
------------------------------------------ ---------------------------- -------------------------- ---------------
Richard Waterfield                                    7,995                        -0-                  0.01
6015 Lohman Ford Road, Suite 100
Lago Vista, TX 78645
------------------------------------------ ---------------------------- -------------------------- ---------------
James W. Haake                                       50,500                        -0-                  1.04
3800 Hudson Bend Rd.
Austin, TX 78734
------------------------------------------ ---------------------------- -------------------------- ---------------
David C. Scott                                       21,000                        -0-                  0.51
6015 Lohman Ford Road, Suite 100
Lago Vista, TX 78645
------------------------------------------ ---------------------------- -------------------------- ---------------
Officers and Directors                              489,826                        -0-                 10.32
as a Group (9 Persons)
------------------------------------------ ---------------------------- -------------------------- ---------------

1) Unless otherwise indicated, the second column reflects amounts as to which the beneficial listed in the first column has sole voting power and sole investment power.

2) The total number of shares of common stock outstanding as of March 31, 2000, was 4,745,766. Option shares to each named director or officer, which are not currently outstanding but which are subject to option exercise, are deemed to be outstanding for the purpose of computing that director's, officer's or group's percentage of ownership of outstanding shares of common stock, but are not deemed to be outstanding for computing the percentage of common stock owned by any other person.

3) Of the shares set forth above for Robert L. Bitterli ,266,834 shares are held in the name of Mr. Bitterli and 6,500 are in his wife's brokerage account.

4) Of the shares set forth above for Patrick Cassidy, all 2,176 are held in the name of Mr. Cassidy.

5) Of the shares set forth above for Donald Chapman, 16,468 are held in his brokerage account, 3,819 are held n the name of Donald Chapman, and 300 are held in brokerage accounts with Mr. Chapman as custodian.

6) Of the shares set forth above for Dr. Jan Krason, all 100,000 shares are held in the name of Dr. Krason.

7) Of the shares set forth above for John Krings, 13,308 are held in the name of Mr. Krings.

8) Of the shares set forth above for David Stein, 926 are held in the name of Mr. Stein.

9) Of the shares set forth above for Richard Waterfield, 5,995 are held in the name of Mr. Waterfield and 2,000 are held in Mr. Waterfield's brokerage account.

10) Of the shares set forth above for James Haake, all shares are held in the name of Mr. Haake.

11) Of the shares set forth above for David C. Scott, 11,000 shares are held in the name of Mr. Scott, and 10,000 are held in Mr. Scott's brokerage account.

----------------------------------------- ---------------------------- -------------------------- --------------
            NAME AND ADDRESS                   NUMBER OF SHARES         PREFERRED STOCK SUBJECT    PERCENT OF
          OF BENEFICIAL OWNER              OF CONVERTIBLE PREFERRED     TO OPTIONS OR WARRANTS        CLASS
                                                   STOCK
----------------------------------------- ---------------------------- -------------------------- --------------
Robert L. Bitterli                                    -0-                         -0-                  -0-
6015 Lohman Ford Road, Suite 100
Lago Vista, TX 78645
----------------------------------------- ---------------------------- -------------------------- --------------
Patrick Cassidy                                       -0-                         -0-                  -0-
 6015 Lohman Ford Road, Suite 100
Lago Vista, TX 78645
----------------------------------------- ---------------------------- -------------------------- --------------
Donald Chapman                                      10,047                        -0-                 3.41
6015 Lohman Ford Road, Suite 100
Lago Vista, TX 78645
----------------------------------------- ---------------------------- -------------------------- --------------
Dr. Jan Krason                                        -0-                         -0-                  -0-
6015 Lohman Ford Road, Suite 100
Lago Vista, TX 78645
----------------------------------------- ---------------------------- -------------------------- --------------
John Krings                                         30,000                        -0-                10.18
6015 Lohman Ford Road, Suite 100
Lago Vista, TX 78645
----------------------------------------- ---------------------------- -------------------------- --------------
David Stein                                         20,000                        -0-                 0.00
6015 Lohman Ford Road, Suite 100
Lago Vista, TX 78645
----------------------------------------- ---------------------------- -------------------------- --------------
Richard Waterfield                                  15,047                        -0-                 5.11
6015 Lohman Ford Road, Suite 100
Lago Vista, TX 78645
----------------------------------------- ---------------------------- -------------------------- --------------
James W. Haake                                      30,000                        -0-                10.18
3800 Hudson Bend Rd.
Austin, TX 78734
----------------------------------------- ---------------------------- -------------------------- --------------
David C. Scott                                        -0-                         -0-                  -0-
6015 Lohman Ford Road, Suite 100
Lago Vista, TX 78645
----------------------------------------- ---------------------------- -------------------------- --------------
Officers and Directors                             105,094                        -0-                35.68
as a Group (9 Persons)
----------------------------------------- ---------------------------- -------------------------- --------------

1) Unless otherwise indicated, the second column reflects amounts as to which the beneficial listed in the first column has sole voting power and sole investment power.

2) The total number of shares of preferred stock outstanding as of March 31, 2000, was 294,584.

3) Of the shares set forth above for Donald Chapman, 10,047 shares are held in the name of Mr. Chapman.

4) Of the shares set forth above for John Krings, all 30,000 are held in the name of Krings, Inc. Defined Benefit Pension Plan.

5) Of the shares set forth above for David Stein, all 20,000 are held jointly in Mr. Stein's and Ms. Kerwick's names.

6) Of the shares set forth above for Richard Waterfield, all 15,047 shares are held in the name of Mr. Waterfield.

7) Of the shares set forth above for James W. Haake, 30,000 are held in the name of Mr. Haake.


SECURITY OWNERSHIP OF NEWLY ELECTED OFFICERS AND DIRECTORS:

The following table sets forth the security ownership on the day proceeding the date of election for each of the newly elected officers and directors elected to their positions subsequent to March 31, 2000: NONE

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

As of January 31, 2000, Mr. Robert L. Bitterli had loans outstanding to the company totaling $60,000. Mr. Bitterli is the CEO, President and Chairman of the Board of Directors. As of March 31, 2000, Mr. Bitterli had loans outstanding to the Company totaling $145,000. $45,000 was advanced to the Company at an interest rate of 8.25% and was approved to be converted to equity in the form of common stock at $0.33 per share at the March 13, 2000 regularly scheduled board of directors meeting.. The remaining $100,000 was the amount outstanding on the $215,000 line of credit Mr. and Mrs. Bitterli made available to the Company February 29, 2000. This line of credit is secured by a first mortgage on the real estate and manufacturing facility located in Hines, Oregon. The terms of this line of credit include a $2,500 monthly payment to be applied to the accrued interest and the outstanding principal balance. The interest rate on the line of credit is 10%.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 10-K:

                                                                            Page

(a) (1) The following financial statements are included in Part II, Item 7:

        Report of Independent Auditors...............................       16

        Financial Statements:

           Consolidated  Balance  Sheets - January 31, 2000 and 1999.....   20

           Consolidated Statements of Operations - Years ended
             January 31, 2000, and 1998..................................   21

           Consolidated Statements of Stockholders' Equity (Deficit) -
             From inception on February 9, 1984 to January 31, 2000......   22

           Consolidated Statements of Cash Flows - Years ended
              January 31, 2000 and 1998 and from inception on
              February 9, 1984 to January 31, 2000.......................   25

           Notes  to Consolidated Financial Statements...................   27

     (2) There are no financial schedules for the years ended January 31, 2000 and 1999, submitted herewith. Registrant is exempted from filing such schedules because of its Form SB-2 Registration Statement filing.

     (3) The following exhibits for the years ended January 31, 2000 and 1999, and from inception on February 9, 1984 to January 31, 2000 are submitted herewith:

           Exhibit 11 - Computation of Per Share Earnings (Loss)........   52

           Exhibit  21 - Subsidiary of the Registrant...................  53

           Exhibit  23 - Consent of Experts and Counsel.................  54

All other exhibits are omitted since the required information is included in the financial statements or notes thereto, or since the required information is either not present or not present in sufficient amount.

(b) There were two reports filed on Form 8-K during the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.

                                   By: /s/ Robert L  Bitterli
                                       --------------------------------------
                                     Robert L.  Bitterli,  Chairman of the Board

Date:  April 27, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in their capacities and on the dates indicated.

        Signature                   Title                             Date
        ---------                   -----                             ----

/s/ Robert L. Bitterli           Chairman of the Board, Chief    April 27, 2000
------------------------------   Executive Officer, and
Robert L. Bitterli               President

/s/ Patrick Cassidy                                              April 27, 2000
-----------------------------
Patrick Cassidy                  Director

/s/ David Stein

-----------------------------
David Stein                      Director                        April 27, 2000


/s/ John Krings

-----------------------------
John Krings                      Director                        April 27, 2000


/s/ Donald Chapman

-----------------------------
Donald R. Chapman                Director                        April 27, 2000


/s/ Richard Waterfield

-----------------------------
Richard Waterfield               Director                        April 27, 2000


/s/ David C. Scott

-----------------------------
David C. Scott                  Chief Financial Officer,         April 27, 2000
                                Principal Accounting Officer

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
       EXHIBIT 11 - STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS (LOSS)




                                                                                      FROM INCEPTION ON
                                                                                      FEBRUARY 9, 1984
                                          FOR THE YEARS ENDED JANUARY 31,              THROUGH JANUARY 31,
                                          -------------------------------             -------------------
    Primary:                               2000                      1999                    2000
                                           ----                      ----                    ----
    Average Shares Outstanding          5,748,521                  6,933,958                 N/A

    Net Loss                           $ (958,341)                $ (961,170)           $ (4,584,168)

    Earnings (Loss) Per Share          $    (0.17)                $    (0.14)                N/A