Form 10QSB
period 2000-04-30
AMERICAN ABSORBENTS NATURAL PRODUCTS INC
filed 2000-06-15
CIK 914553

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

OMB Approval                    Expires:  Approval Pending
OMB Number: xxxx-xxxx           Estimated Average Burden Hours Per Response: 1.0

      (Mark One)
X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the quarterly period ended APRIL 30, 2000

|_| Transition report under Section 13 or 15(d) of the Exchange Act
    For the transition period from             to           .
                                   -----------    ----------

  Commission file number   0-23356
                         -----------

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                   ------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

          UTAH                                              87-0421089
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                   I.R.S. Employer Identification
Incorporation or Organization)


6015 LOHMAN FORD ROAD, SUITE 100 LAGO VISTA, TEXAS                    78645
--------------------------------------------------------------------------------
    (Address of Principal Executive Offices)                        (Zip Code)

                                 512-267-2221
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

Yes     X      No
      -----   ----

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

        Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  _____   No_____


                      APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
APRIL 30 , 2000--5,241,136 ($0.001 PAR VALUE) COMMON SHARES
--------------------------------------------------------------
                   294,584 ($0.001 PAR VALUE) PREFERRED SHARES
                   -------------------------------------------

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The following interim consolidated financial statements as of April 30, 2000 and for the three months and quarter then ended, are unaudited, but in the opinion of managment, have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with those of the annual audited financial statements and in conformity with the instructions provided in
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete audited financial statements. Such interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which management considered necessary for a fair presentation of the financial position and the results of operations for the quarters presented. The results of operations for the quarters presented are not necessarily indicative of the results to be expected for the year ending January 31, 2001. The interim consolidated financial statements should be read in connection with the audited consolidated financial statements for the year ended January 31, 2000.

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

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                        Consolidated Financial Statements
                           For the Three Months Ended
                             April 30, 2000 and 1999
                                   (Unaudited)

                                      INDEX

PART I. FINANCIAL INFORMATION                                       PAGE NUMBERS

Item 1. Financial Statements (Unaudited)                                   4

        Consolidated Balance Sheets at April 30, 2000 and January 31,    4-5
        2000

        Consolidated Statement of Operations for the three months          6
        and quarter ended April 30, 2000

        Consolidated Statements of Stockholders' Equity from             7-11
        inception on February 9, 1984 through April 30, 2000

        Consolidated Statement of Cash Flows for the three months and quarters 12-13 ended April 30, 2000 and 1999 and from inception
        to April 30, 2000                                                12-13

        Notes to the Consolidated Financial Statements                   14-18

Item 2. Management's Discussion and Analysis of Financial Condition      19-20
        and Results of Operations


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                 21

Item 2. Changes in Securities                                             21

Item 3. Defaults Upon Senior Securities                                   21

Item 4. Submission of Matters to a Vote of Security-Holders               21

Item 5. Other Information                                                 21

Item 6. Exhibits and Reports on Form 8-K                                  21

        Signatures                                                        22

        Exhibit 1, Statement of Earnings (Loss) Per Share                 23

        Exhibit 2, Subsidiary of the Registrant                           24

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                       April 30, 2000 and January 31, 2000
                                   (unaudited)

                                     ASSETS
                                     ------

                                                    APRIL 30, 2000        JANUARY 31, 2000
                                                    --------------        ----------------
CURRENT ASSETS
   Cash                                                $    5,291           $    9,512
   Accounts receivable
      Trade                                                 1,022               31,447
      Other                                                   523                    0
   Prepaid expenses                                         9,834               17,208
   Inventory                                              345,407              345,851

                                                       ----------           ----------
      Total Current Assets                                362,077              404,018
                                                       ----------           ----------

                                                       ----------           ----------
PROPERTY AND EQUIPMENT                                    643,696              651,984
                                                       ----------           ----------
OTHER ASSETS
   Mining claims                                        5,081,569            5,081,569
   Certificates of deposit                                 15,000               15,000
   Trademarks & product development cost                    1,725                1,725
                                                       ----------           ----------
      Total Other Assets                                5,098,294            5,098,294
                                                       ----------           ----------

TOTAL ASSETS                                           $6,104,067           $6,154,296
                                                       ==========           ==========

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)
                       April 30, 2000 and January 31, 2000
                                   (unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                                 APRIL 30, 2000    JANUARY 31, 2000
                                                                                 --------------    ----------------
CURRENT LIABILITIES

   Accounts payable and accrued expenses                                         $    336,339          $    391,938
   Note payable                                                                       150,000               155,000
   Current portion of related party long-term debt                                    159,470               252,397

                                                                                 ------------          ------------
      Total current liabilities                                                       645,809               799,335
                                                                                 ------------          ------------

COMMITMENTS AND CONTINGENCIES (See Notes)                                              10,000                     0

LONG-TERM LIABLITIES
   Related Party Long-Term Debt, Less Current Maturities                              815,762               755,884
                                                                                 ------------          ------------
      Total Liabilites                                                              1,471,571             1,555,219
                                                                                 ------------          ------------
STOCKHOLDERS' EQUITY

   Common stock; authorized 50,000,000 common shares at $0.001 par value
      8,131,136 and 7,635,766 shares issued and 5,241,136 and 4,745,766 shares

      outstanding respectively (2,890,000 in treasury)                                  8,056                 7,560
   Preferred stock; authorized 10,000,000 preferred shares at                             295                   295
      $0.001 par value; 294,584 shares issued and outstanding
   Common Stock Subscription                                                          187,500                     0
   Common Stock Subscription Receivable                                              (152,374)                    0
   Capital in excess of par value                                                  10,269,726            10,120,390
   Deficit accumulated during the development
      stage                                                                        (4,735,707)           (4,584,168)
   Treasury stock (cost of 2,890,000 shares held by the company)                     (945,000)             (945,000)
                                                                                 ------------          ------------
      Total Stockholders' Equity                                                    4,632,496             4,599,077
                                                                                 ------------          ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $  6,104,067          $  6,154,296
                                                                                 ============          ============

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                             April 30, 2000 and 1999
                                   (unaudited)

                                     First Quarter (three months)
                                           Ended April 30             From Inception
                                     ---------------------------    (February 9, 1984)
                                         2000            1999       to April 30, 2000
                                      -----------    -----------    -----------------
REVENUES
   Net sales                          $       739    $    10,140        $   499,478
   Cost of goods sold                         444          7,098            317,117

                                      -----------    -----------        -----------
      Gross Profit                            295          3,042            182,361
                                      -----------    -----------        -----------
EXPENSES

   General and administrative             234,051        179,278          4,794,334
   Depreciation and amortization           24,288         23,845            263,115
                                      -----------    -----------        -----------
      Total expenses                      258,339        203,123          5,057,449
                                      -----------    -----------        -----------

Other Income
   Rent                                     2,610          2,610             29,482
   Interest                                   208            173              2,876
   Other Income                            57,084              0             57,084
   Gain on sale of assets                       0              0              5,983
                                      -----------    -----------        -----------

      Net Other Income                     59,902          2,783             95,425


Net loss before provision             -----------    -----------        -----------
   for income taxes                      (198,142)      (197,298)        (4,779,663)

Provision for income taxes                      0              0              2,647
                                      -----------    -----------        -----------
Net loss before extraordinary items      (198,142)      (197,298)        (4,782,310)

Extraordinary gain, modification
of note payable, net of taxes              46,603              0             46,603
                                      -----------    -----------        -----------

Net Loss                              $  (151,539)   $  (197,298)       $(4,735,707)
                                      ===========    ===========        ===========

Weighted average loss per share       $     (0.03)   $     (0.03)
                                      ===========    ===========

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity
              From Inception on February 9, 1984 to April 30, 2000
                                   (unaudited)

                                                                                                                          CAPITAL
                                                          COMMON STOCK           PREFERRED STOCK          CAPITAL          STOCK
                                                          ------------          ------------------         STOCK       SUBSCRIPTION
                                                       SHARES        AMOUNT     SHARES      AMOUNT      SUBSCRIPTION    RECEIVABLE
                                                       -------       ------     ------     -------      ------------   ------------
BALANCE AT INCEPTION FEBRUARY 9, 1984                     -0-         $-0-        -0-       $-0-            -0-           $-0-

ISSUANCE OF COMMON STOCK FOR CASH                      37,500           38        -0-        -0-            -0-            -0-

EXPENSES PAID BY SHAREHOLDERS FOR THE YEARS
   ENDED JANUARY 31, 1990                                 -0-          -0-        -0-        -0-            -0-            -0-

NET LOSS FROM INCEPTION  TO  JANUARY 31, 1990             -0-          -0-        -0-        -0-            -0-            -0-
                                                    ---------        -----        ---        ---            ---            ---

BALANCE AT JANUARY 31, 1990                            37,500           38        -0-        -0-            -0-            -0-

ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED
   IN AUGUST 1990                                     391,000          391        -0-        -0-            -0-            -0-

ISSUANCE OF COMMON STOCK IN SEPTEMBER 1990 FOR
   VARIOUS ASSETS FROM AUSTIN-YOUNG, INC.              50,000           50        -0-        -0-            -0-            -0-

ISSUANCE OF COMMON STOCK FOR DISTRIBUTION
   LICENSES FROM GLOBAL ENVIRONMENTAL
   INDUSTRIES (GEI) FOR UT & WA, SEPTEMBER 1990        50,000           50        -0-        -0-            -0-            -0-

CONTRIBUTION FROM AUSTIN-YOUNG, INC.                      -0-          -0-        -0-        -0-            -0-            -0-

ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED
   IN OCTOBER 1990                                     12,500           12        -0-        -0-            -0-            -0-

NET LOSS FOR THE YEAR ENDED JANUARY 31, 1991              -0-          -0-        -0-        -0-            -0-            -0-
                                                    ---------        -----        ---        ---            ---            ---

BALANCE AT JANUARY 31, 1991                           541,000          541        -0-        -0-            -0-            -0-

COMMON STOCK RETURNED IN EXCHANGE FOR COMMON
   STOCK OF GEI IN MARCH 1991                        (17,000)         (17)        -0-        -0-            -0-            -0-

REPURCHASE OF COMMON STOCK FROM AUSTIN-YOUNG,
   INC. IN MAY 1991                                 (338,000)        (338)        -0-        -0-            -0-            -0-



                                                                                   DEFICIT
                                                                                 ACCUMULATED
                                                                    ADDITIONAL    DURING THE
                                                     TREASURY        PAID-IN     DEVELOPMENT
                                                     STOCK AMOUNT    CAPITAL        STAGE
                                                     ------------   ---------    -----------
BALANCE AT INCEPTION FEBRUARY 9, 1984                       $-0-         $-0-           $-0-

ISSUANCE OF COMMON STOCK FOR CASH                            -0-          962            -0-

EXPENSES PAID BY SHAREHOLDERS FOR THE YEARS
   ENDED JANUARY 31, 1990                                    -0-          518            -0-

NET LOSS FROM INCEPTION  TO  JANUARY 31, 1990                -0-          -0-        (1,618)


BALANCE AT JANUARY 31, 1990                                  -0-        1,480        (1,618)

ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED
   IN AUGUST 1990                                            -0-        7,429            -0-

ISSUANCE OF COMMON STOCK IN SEPTEMBER 1990 FOR
   VARIOUS ASSETS FROM AUSTIN-YOUNG, INC.                    -0-      198,890            -0-

ISSUANCE OF COMMON STOCK FOR DISTRIBUTION
   LICENSES FROM GLOBAL ENVIRONMENTAL
   INDUSTRIES (GEI) FOR UT & WA, SEPTEMBER 1990              -0-       37,070            -0-

CONTRIBUTION FROM AUSTIN-YOUNG, INC.                         -0-       13,500            -0-

ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED
   IN OCTOBER 1990                                           -0-       37,488            -0-

NET LOSS FOR THE YEAR ENDED JANUARY 31, 1991                 -0-          -0-       (57,756)
                                                             ---     --------       -------

BALANCE AT JANUARY 31, 1991                                  -0-      295,857       (59,374)

COMMON STOCK RETURNED IN EXCHANGE FOR COMMON
   STOCK OF GEI IN MARCH 1991                                -0-     (85,423)            -0-

REPURCHASE OF COMMON STOCK FROM AUSTIN-YOUNG,
   INC. IN MAY 1991                                          -0-     (64,682)            -0-

                                                                                                                       CAPITAL
                                                         COMMON STOCK           PREFERRED STOCK       CAPITAL           STOCK
                                                         -------------         ----------------        STOCK         SUBSCRIPTION
                                                      SHARES         AMOUNT    SHARES      AMOUNT   SUBSCRIPTION      RECEIVABLE
                                                      ------         ------    ------      ------   ------------     ------------

CANCELLATION OF COMMON SHARES                         (20,000)        (20)        -0-        -0-            -0-            -0-

ISSUANCE OF COMMON STOCK FOR THE PURCHASE OF
  PRODUCT  FROM STEELHEAD SPECIALTY MINERAL IN
  AUGUST 1991                                          10,000           10        -0-        -0-            -0-            -0-

ISSUANCE OF COMMON STOCK FOR THE PURCHASE OF
   MINING CLAIMS IN OCTOBER 1991                       13,214           13        -0-        -0-            -0-            -0-

COMMON STOCK CANCELED BY OFFICERS/DIRECTORS IN
   JANUARY 1992                                      (20,000)         (20)        -0-        -0-            -0-            -0-

CONTRIBUTION FROM AUSTIN                                  -0-          -0-        -0-        -0-            -0-            -0-
   NET LOSS FOR THE YEAR ENDED JANUARY 31, 1992           -0-          -0-        -0-        -0-            -0-            -0-
                                                    ---------        -----        ---        ---            ---            ---

BALANCE AT JANUARY 31, 1992                           169,214          169        -0-        -0-            -0-            -0-

ISSUANCE OF COMMON STOCK FOR THE ACQUISITION OF
   GEO-ENVIRONMENT SERVICES, INC. IN FEBRUARY
   1992                                               701,800          702        -0-        -0-            -0-            -0-

ISSUANCE OF COMMON STOCK FOR THE PURCHASE OF
   MINING CLAIMS IN MARCH 1992                        243,000          243        -0-        -0-            -0-            -0-

COMMON STOCK CANCELED BY OFFICERS AND DIRECTORS
   IN JUNE 1992                                       (32,430)         (32)        -0-        -0-            -0-            -0-

CANCELLATION OF FRACTIONAL SHARES DUE TO
   REVERSE  STOCK SPLIT                                   (21)         -0-        -0-        -0-            -0-            -0-

CONTRIBUTION BY AUSTIN-YOUNG, INC.                        -0-          -0-        -0-        -0-            -0-            -0-
   ISSUANCE OF COMMON STOCK (PURSUANT TO A
   REPURCHASE  AGREEMENT IN MAY, 1991) TO
   AUSTIN-YOUNG, INC. FOR  RELIEF OF DEBT IN
   JULY 1992                                        3,380,000        3,380        -0-        -0-            -0-            -0-

NET LOSS FOR THE YEAR ENDED JANUARY 31, 1993              -0-          -0-        -0-        -0-            -0-            -0-
                                                    ---------        -----        ---        ---            ---            ---

BALANCE AT JANUARY 31, 1993                         4,461,563        4,462        -0-        -0-            -0-            -0-

ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED
   IN JUNE 1993                                        17,800           18        -0-        -0-            -0-            -0-

                                                                                   DEFICIT
                                                                                 ACCUMULATED
                                                                   ADDITIONAL     DURING THE
                                                   TREASURY         PAID-IN      DEVELOPMENT
                                                 STOCK AMOUNT       CAPITAL        STAGE
                                                 -------------     ---------     -----------

CANCELLATION OF COMMON SHARES                            -0-           20            -0-

ISSUANCE OF COMMON STOCK FOR THE PURCHASE OF
  PRODUCT  FROM STEELHEAD SPECIALTY MINERAL IN
  AUGUST 1991                                            -0-       74,990            -0-

ISSUANCE OF COMMON STOCK FOR THE PURCHASE OF
   MINING CLAIMS IN OCTOBER 1991                         -0-      184,987            -0-

COMMON STOCK CANCELED BY OFFICERS/DIRECTORS IN
   JANUARY 1992                                          -0-           20            -0-

CONTRIBUTION FROM AUSTIN                                 -0-       17,000            -0-
   NET LOSS FOR THE YEAR ENDED JANUARY 31, 1992          -0-          -0-       (93,315)
                                                         ---      -------      --------

BALANCE AT JANUARY 31, 1992                              -0-      422,769      (152,689)

ISSUANCE OF COMMON STOCK FOR THE ACQUISITION OF
   GEO-ENVIRONMENT SERVICES, INC. IN FEBRUARY
   1992                                                  -0-       96,442            -0-

ISSUANCE OF COMMON STOCK FOR THE PURCHASE OF
   MINING CLAIMS IN MARCH 1992                           -0-    4,859,757            -0-

COMMON STOCK CANCELED BY OFFICERS AND DIRECTORS
   IN JUNE 1992                                          -0-           32            -0-

CANCELLATION OF FRACTIONAL SHARES DUE TO
   REVERSE  STOCK SPLIT                                  -0-          -0-            -0-

CONTRIBUTION BY AUSTIN-YOUNG, INC.                       -0-       10,000            -0-
   ISSUANCE OF COMMON STOCK (PURSUANT TO A
   REPURCHASE  AGREEMENT IN MAY, 1991) TO
   AUSTIN-YOUNG, INC. FOR  RELIEF OF DEBT IN
   JULY 1992                                             -0-       61,620            -0-

NET LOSS FOR THE YEAR ENDED JANUARY 31, 1993             -0-          -0-      (136,304)
                                                         ---    ---------      --------

BALANCE AT JANUARY 31, 1993                              -0-    5,450,620      (288,993)

ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED
   IN JUNE 1993                                          -0-       26,682            -0-


                                                                                                                        CAPITAL
                                                             COMMON STOCK       PREFERRED STOCK        CAPITAL           STOCK
                                                             -------------      ---------------         STOCK         SUBSCRIPTION
                                                       SHARES         AMOUNT    SHARES      AMOUNT   SUBSCRIPTION       RECEIVABLE
                                                       ------         ------    ------      ------   ------------       ----------
ISSUANCE OF COMMON STOCK AUSTIN-YOUNG, INC. IN
   JUNE 1993                                           12,000           12        -0-        -0-            -0-            -0-

ISSUANCE OF COMMON STOCK FOR CASH OCTOBER 1993         66,667           67        -0-        -0-            -0-            -0-

ISSUANCE OF COMMON STOCK AS DOWN PAYMENT ON
   BUILDING OCTOBER 1993                                6,000            6        -0-        -0-            -0-            -0-

ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED
   OCTOBER 1993                                        17,000           17        -0-        -0-            -0-            -0-

ISSUANCE OF COMMON STOCK FOR CASH DECEMBER 1993
                                                       80,072           80        -0-        -0-            -0-            -0-

CONTRIBUTION BY AUSTIN-YOUNG, INC.                        -0-          -0-        -0-        -0-            -0-            -0-

NET LOSS FOR THE YEAR ENDED JANUARY 31, 1994              -0-          -0-        -0-        -0-            -0-            -0-
                                                          ---          ---        ---        ---            ---            ---

BALANCE AT JANUARY 31, 1994                         4,661,102        4,662        -0-        -0-            -0-            -0-

ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED
   FEBRUARY 1994                                        6,000            6        -0-        -0-            -0-            -0-

ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED
   IN JUNE 1994                                        41,750           42        -0-        -0-            -0-            -0-

ISSUANCE OF COMMON STOCK IN A PRIVATE OFFERING         22,500           22        -0-        -0-            -0-            -0-

ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED
   IN NOVEMBER 1994                                    15,000           15        -0-        -0-            -0-            -0-

CONTRIBUTION BY AUSTIN-YOUNG, INC.                        -0-          -0-        -0-        -0-            -0-            -0-

NET LOSS FOR THE YEAR ENDED JANUARY 31, 1995              -0-          -0-        -0-        -0-            -0-            -0-
                                                          ---          ---        ---        ---            ---            ---

BALANCE AT JANUARY 31, 1995                         4,746,352        4,747        -0-        -0-            -0-            -0-

ISSUANCE OF COMMON STOCK FOR SERVICES                   9,000            9        -0-        -0-            -0-            -0-

ISSUANCE OF COMMON STOCK FOR SERVICES                   9,000            9        -0-        -0-            -0-            -0-

CONTRIBUTION BY AUSTIN-YOUNG, INC.                        -0-          -0-        -0-        -0-            -0-            -0-

NET LOSS FOR THE YEAR ENDED JANUARY 31, 1996              -0-          -0-        -0-        -0-            -0-            -0-
                                                    ---------       ------        ---        ---            ---            ---

                                                                                       DEFICIT
                                                                                    ACCUMULATED
                                                                     ADDITIONAL      DURING THE
                                                       TREASURY       PAID-IN        DEVELOPMENT
                                                     STOCK AMOUNT     CAPITAL           STAGE
                                                     ------------    ---------      ------------
ISSUANCE OF COMMON STOCK AUSTIN-YOUNG, INC. IN
   JUNE 1993                                                 -0-       35,988            -0-

ISSUANCE OF COMMON STOCK FOR CASH OCTOBER 1993               -0-      199,936            -0-

ISSUANCE OF COMMON STOCK AS DOWN PAYMENT ON
   BUILDING OCTOBER 1993                                     -0-       29,994            -0-

ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED
   OCTOBER 1993                                              -0-       50,983            -0-

ISSUANCE OF COMMON STOCK FOR CASH DECEMBER 1993
                                                             -0-      191,321            -0-

CONTRIBUTION BY AUSTIN-YOUNG, INC.                           -0-       36,000            -0-

NET LOSS FOR THE YEAR ENDED JANUARY 31, 1994                 -0-          -0-      (310,862)
                                                             ---    ---------      --------

BALANCE AT JANUARY 31, 1994                                  -0-    6,021,524      (599,855)

ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED
   FEBRUARY 1994                                             -0-       29,994            -0-

ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED
   IN JUNE 1994                                              -0-      175,458            -0-

ISSUANCE OF COMMON STOCK IN A PRIVATE OFFERING               -0-       89,978            -0-

ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED
   IN NOVEMBER 1994                                          -0-       46,235            -0-

CONTRIBUTION BY AUSTIN-YOUNG, INC.                           -0-       36,000            -0-

NET LOSS FOR THE YEAR ENDED JANUARY 31, 1995                 -0-          -0-      (709,048)
                                                             ---    ---------    ----------

BALANCE AT JANUARY 31, 1995                                  -0-    6,399,189    (1,308,903)

ISSUANCE OF COMMON STOCK FOR SERVICES                        -0-       22,391            -0-

ISSUANCE OF COMMON STOCK FOR SERVICES                        -0-       22,391            -0-

CONTRIBUTION BY AUSTIN-YOUNG, INC.                           -0-       36,000            -0-

NET LOSS FOR THE YEAR ENDED JANUARY 31, 1996                 -0-          -0-      (401,467)
                                                             ---    ---------    ----------

                                                                                                                      CAPITAL
                                                         COMMON STOCK           PREFERRED STOCK        CAPITAL         STOCK
                                                        -------------           ----------------        STOCK        SUBSCRIPTION
                                                     SHARES          AMOUNT     SHARES      AMOUNT  SUBSCRIPTION      RECEIVABLE
                                                     ------          ------     ------      ------  ------------      ----------

BALANCE AT JANUARY 31, 1996                         4,969,520        4,970        -0-        -0-            -0-            -0-

ISSUANCE OF COMMON STOCK FOR CASH IN A
   PRIVATE OFFERING                                   130,960          131        -0-        -0-            -0-            -0-

ISSUANCE OF COMMON STOCK FOR SERVICES                 259,620          260        -0-        -0-            -0-            -0-

NET LOSS FOR THE YEAR ENDED JANUARY 31, 1997             -0-           -0-        -0-        -0-            -0-            -0-
                                                         ---           ---        ---        ---            ---            ---

BALANCE AT JANUARY 31, 1997                         5,360,100        5,361        -0-        -0-            -0-            -0-

ISSUANCE OF COMMON STOCK FOR CASH IN A PRIVATE
   OFFERING (NET OF COMMISSIONS OF $84,575)           582,000          582        -0-        -0-            -0-            -0-

ISSUANCE OF COMMON STOCK FOR SERVICES                 129,784          130        -0-        -0-            -0-            -0-

ISSUANCE OF COMMON STOCK FOR PURCHASE OF
EQUIPMENT                                              13,555           13        -0-        -0-            -0-            -0-

ISSUANCE OF COMMON STOCK FOR CASH PURSUANT TO A
STOCK    OPTION PLAN                                   25,000           25        -0-        -0-            -0-            -0-

ISSUANCE OF COMMON STOCK FOR PARTIAL REDEMPTION
OF A    NOTE PURSUANT TO A STOCK OPTION PLAN          100,000          100        -0-        -0-            -0-            -0-

NET LOSS FOR THE YEAR ENDED JANUARY 31, 1998              -0-          -0-        -0-        -0-            -0-            -0-
                                                          ---          ---        ---        ---            ---            ---

BALANCE AT JANUARY 31, 1998                         6,210,439        6,211        -0-        -0-            -0-            -0-

ISSUANCE OF COMMON STOCK IN A PRIVATE PLACEMENT
   OFFERING (NET OF COMMISSIONS OF $53,428)           963,269          963        -0-        -0-            -0-            -0-

ISSUANCE OF COMMON STOCK FOR SERVICES                 135,480          136        -0-        -0-            -0-            -0-

ISSUANCE OF COMMON STOCK FOR PURCHASE OF
 EQUIPMENT                                             82,063           82        -0-        -0-            -0-            -0-

NET LOSS FOR THE YEAR ENDED JANUARY 31, 1999              -0-          -0-        -0-        -0-            -0-            -0-
                                                          ---          ---        ---        ---            ---            ---

BALANCE AT  JANUARY 31, 1999                        7,391,251        7,392        -0-        -0-            -0-            -0-

ISSUANCE OF COMMON STOCK IN A PRIVATE PLACEMENT
   OFFERING                                           129,001           78        -0-        -0-            -0-            -0-

                                                                                   DEFICIT
                                                                                 ACCUMULATED
                                                                   ADDITIONAL     DURING THE
                                                      TREASURY      PAID-IN      DEVELOPMENT
                                                    STOCK AMOUNT    CAPITAL        STAGE
                                                    ------------    -------        -----
BALANCE AT JANUARY 31, 1996                                 -0-    6,851,728    (1,710,370)

ISSUANCE OF COMMON STOCK FOR CASH IN A
   PRIVATE OFFERING                                         -0-      156,729            -0-

ISSUANCE OF COMMON STOCK FOR SERVICES                       -0-      262,359            -0-

NET LOSS FOR THE YEAR ENDED JANUARY 31, 1997                -0-          -0-      (464,662)
                                                            ---    ---------     ---------

BALANCE AT JANUARY 31, 1997                                 -0-    7,270,816    (2,175,032)

ISSUANCE OF COMMON STOCK FOR CASH IN A PRIVATE
   OFFERING (NET OF COMMISSIONS OF $84,575)                 -0-      729,843            -0-

ISSUANCE OF COMMON STOCK FOR SERVICES                       -0-      131,782            -0-

ISSUANCE OF COMMON STOCK FOR PURCHASE OF
EQUIPMENT                                                   -0-       15,236            -0-

ISSUANCE OF COMMON STOCK FOR CASH PURSUANT TO A
STOCK    OPTION PLAN                                        -0-        9,350            -0-

ISSUANCE OF COMMON STOCK FOR PARTIAL REDEMPTION
OF A    NOTE PURSUANT TO A STOCK OPTION PLAN                -0-       37,400            -0-

NET LOSS FOR THE YEAR ENDED JANUARY 31, 1998                -0-          -0-      (489,525)
                                                            ---   ----------    ----------

BALANCE AT JANUARY 31, 1998                                 -0-    8,194,427    (2,664,557)

ISSUANCE OF COMMON STOCK IN A PRIVATE PLACEMENT
   OFFERING (NET OF COMMISSIONS OF $53,428)                 -0-    1,218,676            -0-

ISSUANCE OF COMMON STOCK FOR SERVICES                       -0-      147,628            -0-

ISSUANCE OF COMMON STOCK FOR PURCHASE OF
 EQUIPMENT                                                  -0-      121,472            -0-

NET LOSS FOR THE YEAR ENDED JANUARY 31, 1999                -0-          -0-      (961,270)
                                                            ---   ----------    ----------

BALANCE AT  JANUARY 31, 1999                                -0-    9,682,203    (3,625,827)

ISSUANCE OF COMMON STOCK IN A PRIVATE PLACEMENT
   OFFERING                                                 -0-       79,921            -0-

                                                                                                                      CAPITAL
                                                         COMMON STOCK           PREFERRED STOCK        CAPITAL         STOCK
                                                         -------------          ----------------        STOCK       SUBSCRIPTION
                                                      SHARES          AMOUNT    SHARES     AMOUNT   SUBSCRIPTION     RECEIVABLE
                                                      ------          ------    ------     ------   ------------    ------------

ISSUANCE OF COMMON STOCK FOR SERVICES                 115,514           90        -0-        -0-            -0-            -0-

ISSUANCE OF PREFERRED STOCK TO REDEEM DEBT                -0-          -0-    142,084        142            -0-            -0-

ISSUANCE OF PREFERRED STOCK IN A PRIVATE
  OFFERING                                                -0-          -0-    152,500        153            -0-            -0-

REACQUIRE COMMON STOCK FOR NOTE PAYABLE           (2,520,000)          -0-        -0-        -0-            -0-            -0-

REACQUIRE COMMON STOCK IN SETTLEMENT OF NOTE
  RECEIVABLE                                         (50,000)          -0-        -0-        -0-            -0-            -0-

REPURCHASE COMMON STOCK                             (320,000)          -0-        -0-        -0-            -0-            -0-

NET LOSS FOR THE YEAR ENDED JANUARY 31, 2000              -0-          -0-        -0-        -0-            -0-            -0-
                                                   ----------       ------    -------       ----            ---            ---

BALANCE AT JANUARY 31, 2000                         4,745,766       $7,560    294,584       $295            -0-            -0-

ISSUANCE OF COMMON STOCK FOR SERVICES                  12,616           13        -0-        -0-            -0-            -0-

ISSUANCE OF COMMON STOCK FOR DEBT,
COMPENSATION, AND ACCRUED INTEREST                    415,754          416        -0-        -0-            -0-            -0-

ISSUANCE OF COMMON STOCK FOR COMPENSATION             100,000          100        -0-        -0-            -0-            -0-

CANCELLATION OF COMMON STOCK ISSUED FOR

COMPENSATION                                         (33,000)         (33)        -0-        -0-            -0-            -0-

 ISSUANCE OF COMMON STOCK SUBSCRIPTION (500,000)          -0-          -0-        -0-        -0-        187,500      (187,500)

 AMORTIZATION OF COMMON STOCK SUBSCRIPTION

 RECEIVABLE EARNED                                        -0-          -0-        -0-        -0-            -0-       (35,126)

NET LOSS FOR THE PERIOD ENDED APRIL 30, 2000              -0-          -0-        -0-        -0-            -0-            -0-

BALANCE AT APRIL 30, 2000                           5,241,136       $8,056    294,584       $295       $187,500     $(152,374)
                                                    =========       ======    =======       ====       ========     ==========

                                                                                      DEFICIT
                                                                                    ACCUMULATED
                                                                    ADDITIONAL      DURING THE
                                                     TREASURY        PAID-IN        DEVELOPMENT
                                                   STOCK AMOUNT      CAPITAL          STAGE
                                                   ------------      ---------      -----------

ISSUANCE OF COMMON STOCK FOR SERVICES                        -0-       65,547            -0-

ISSUANCE OF PREFERRED STOCK TO REDEEM DEBT                   -0-      140,372            -0-

ISSUANCE OF PREFERRED STOCK IN A PRIVATE
  OFFERING                                                   -0-      152,347            -0-

REACQUIRE COMMON STOCK FOR NOTE PAYABLE                (831,600)          -0-            -0-

REACQUIRE COMMON STOCK IN SETTLEMENT OF NOTE
  RECEIVABLE                                             (5,000)          -0-            -0-

REPURCHASE COMMON STOCK                                (108,400)          -0-            -0-

NET LOSS FOR THE YEAR ENDED JANUARY 31, 2000                 -0-          -0-      (958,341)
                                                      ----------  -----------   -----------

BALANCE AT JANUARY 31, 2000                           $(945,000)  $10,120,390   $(4,584,168)

ISSUANCE OF COMMON STOCK FOR SERVICES                        -0-        4,120

ISSUANCE OF COMMON STOCK FOR DEBT,
COMPENSATION, AND ACCRUED INTEREST                           -0-      136,783

ISSUANCE OF COMMON STOCK FOR COMPENSATION                    -0-       24,900

CANCELLATION OF COMMON STOCK ISSUED FOR
COMPENSATION                                                 -0-      (16,467)

 ISSUANCE OF COMMON STOCK SUBSCRIPTION (500,000)             -0-          -0-            -0-

 AMORTIZATION OF COMMON STOCK SUBSCRIPTION
 RECEIVABLE EARNED                                           -0-          -0-            -0-

NET LOSS FOR THE PERIOD ENDED APRIL 30, 2000                 -0-          -0-      (151,539)

BALANCE AT APRIL 30, 2000                             $(945,000)  $10,269,726   $(4,735,707)
                                                      ==========  ===========   ============

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                       Consolidated Statement of Cashflows

                                                                                    From Inception on
                                                     Three Months Ended             February 9, 1984
                                                       April 30, 2000                   Through
                                                     2000           1999            April 30, 2000
                                                     ----           ----            -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                         (151,539)       (197,302)        (4,735,707)
   Extraordinary gain, modification of debt          (46,603)              0            (46,603)
   Depreciation and amortization                      24,288          20,513            263,115
   (Increase) decrease in receivables                 29,901           9,146             (1,546)
   Decrease (increase) in prepaid expenses             7,375           7,375              2,167
   Non Cash Consulting Expense                        35,126               0             35,126

   Decrease (increase) in inventory                      444         (32,738)          (272,232)
   Increase (decrease) in payables                   (45,599)         30,732            308,922
   Loss from disposal of fixed asset                       0               0             13,377
   Stock issued for services                          44,832               0          1,050,447
   Expenses paid by shareholder                            0               0            149,018
                                                    ----------      ---------        -----------
      Net cash used by operating activities         (101,775)       (162,274)        (3,233,916)
                                                    ----------      ---------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed & other assets                  (16,000)         27,312           (737,511)
   Purchase certificates of deposit                        0               0            (15,000)
   Purchase of product tradenames                          0               0            (28,683)
   Purchase of note receivable                             0               0             (5,000)
   Organization costs                                      0               0             (1,524)
   Business Development Costs                              0               0            (58,599)
   Purchase/sale of mining development costs               0               0              7,920
   Purchase of mining claims                               0               0            150,000
   Sale of licenses & other assets                         0               0            (65,000)

                                                    ----------      ---------        -----------
      Net cash used by investing activities          (16,000)         27,312           (753,397)
                                                    ----------      ---------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                                0          30,000          3,210,061
   Issuance of preferred stock                             0               0            152,500
   Issuance of notes payable                               0         184,145          1,203,031
   Purchase of treasury stock                              0               0           (108,400)
   Principal payments on long-term debt              (30,173)              0           (608,315)
   Draw on Line of Credit                            143,727               0            143,727
                                                    ----------      ---------        -----------
      Net cash provided by financing activities      113,554         214,145          3,992,604
                                                    ----------      ---------        -----------

Net (decrease) increase in cash                       (4,221)         79,183              5,291

Cash at beginning of period                            9,512           4,966                  0

                                                    ----------      ---------        -----------
Cash at end of period                                  5,291          84,149              5,291
                                                    ==========      =========        ===========

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)

                                                                                            From Inception on
                                                                For the Quarters Ended       February 9, 1984
                                                                       April 30,                 Through
                                                                   2000         1999          April 30, 2000
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
   Interest                                                         5,879       1,810              51,937
   Income taxes                                                         0         100               2,547


NON-CASH TRANSACTIONS:
   Stock issued for mining claims                                       0           0           5,045,000
   Stock issued for down payment on building                            0           0              30,000
   Stock issued for services                                       44,832     147,764           1,050,447
   Stock issued for stock of Geo-Environmental
      Services, Inc. (name changed to
     American Absorbents, Inc.)                                         0           0              97,144

   Stock issued for inventory                                           0           0              75,000
   Stock issued for assets of Austin-Young, Inc.
      and Global Environmental Industries                               0           0             236,000
   Stock issued for purchase of equipment                               0     121,554             136,803
   Stock issued for  redemption of note                           105,000           0             142,500

  Treasury stock repurchased in exchange for debt                       0           0             831,600
  Treasury stock repurchased in settlement of note receivable           0           0               5,000
  Debt assumed by buyer of fixed asset disposition                      0           0              14,281
  Preferred stock issued as redemption of debt                          0           0             142,084

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                 April 30, 2000
                                   (unaudited)

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

             METHOD OF ACCOUNTING

             The Company recognized income and expenses according to the accrual method of accounting. Expenses are recognized when performance is substantially complete and income is recognized when earned. Earnings (loss) per share are computed based on the weighted average method. Stock options, preferred stock and convertible debt currently outstanding were not used in calculating earnings per share since the effect would be antidilutive. The fiscal year of the Company ends January 31 of each year. The financial statements reflect activity from inception, February 9, 1984.

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

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                 April 30, 2000
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
             INVENTORIES

             Inventories are stated at the lower of cost (FIFO method) or market, and consist of finished goods and packaging materials.

             ACCOUNTS RECEIVABLE

             Accounts receivable are shown net of the allowance for doubtful accounts. This amount was determined to be $0 and $0 at April 30, 2000 and 1999 after writing off all accounts determined to be uncollectible.

             PREPAID EXPENSES

             Prepaid expenses consist of the following:

                                                   QUARTER ENDED
                                                   -------------
                                          April 30, 2000        April 30, 1999
                                          ---------------      ----------------
              Prepaid mining land lease       $ 9,833               $ 9,833


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

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                 April 30, 2000
                                   (unaudited)

NOTE 3 - COMMON STOCK AND STOCKHOLDERS' EQUITY
             Stock of the Company has been issued for cash, license agreements, mining claims, compensation for services, and in exchange for other stock.

             During the period ended April 30, 2000, the Company issued shares of stock for service, the payment of debt, and compensation.

             On March 7, 2000, the Company issued 12,616 shares at $0.33/share for legal services.

             On April 13, 2000, the Company issued 330,906 shares at $0.33/share for payment of debt and accrued interest.

             On April 13, 2000, the Company issued 84,848 shares at $0.33/share for payment of accrued salaries to an officer of the Company.

             On April 27, 2000, the Company cancelled 33,000 shares issued for compensation to two officers of the Company. The shares were issued at $0.50/share.

             On April 27, 2000 the Company issued 100,000 shares at $0.25/share for compensation to two officers of the Company.

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

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                 April 30, 2000
                                   (unaudited)

NOTE 4 - MINING CLAIMS (Continued)
              On July 10, 1997, the Department of the Interior Bureau of Land Management granted approval of the Company's Permanent Mining Permit and Plan of Operations to mine its Harney County, Oregon zeolite properties.

              To date $100 depletion has been taken on any of these claims.
               Additional depletion of these assets will begin once material mining operations on these claims begins.

NOTE 5 - NOTES PAYABLE
              During the quarter ended April 30, 2000, total notes payable outstanding decreased by $38,049 from the previous quarter. Of the remaining notes payable, three are outstanding to stockholders and bear interest at the rate of 8.25, 10.5%, and 0.00%. In addition to the notes payable to shareholders, American Absorbents Natural Products secured a $150,000 loan from Frost National Bank on September 2, 1999. The company's Austin warehouse secures the note that is due September 2, 2000. The interest rate is Prime plus 1% (10.00% as of April 30, 2000 and 10.5% as of the filing date of this 10QSB) and is payable monthly. Additional transactions this quarter included four shareholders converting $105,000 of debt into common stock. The Company began to draw funds on its $215,000 line of credit. On April 30, 2000 the outstanding balance was $143,727. Also during the first quarter, the Company was able to reduce another note payable by $56,238. $52,264 of the reduction was as a result of the settlement reached between Austin-Young, Inc and the Company concerning the lease at 3800 Hudson Bend Road, Austin, TX 78734.

NOTE 6 - PRIVATE PLACEMENT OF COMMON STOCK or PREFERRED STOCK
              During the first quarter ended April 30, 2000, there was no issuance of private placements of common stock. There was, however, several transactions completed with common stock. The Company issued 12,616 shares of common stock for legal services rendered last fiscal year. The Company also issued 415,754 shares of common stock to pay $105,000 in note payables and the related accrued interest as well as $28,000 in accrued salaries to an officer of the Company. The Company cancelled 33,000 shares of common stock issued to two officers of the Company and in an unrelated transaction issued 100,000 shares of common stock to the same two officers.

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                 April 30, 2000
                                   (unaudited)

NOTE 7 - COMMITMENTS AND CONTINGENCIES
             The Company has sold two private placements that include a royalty payment. The first private placement includes a $3 per ton per minimum investment on 6,000 tons of zeolite mined and sold. Total royalties paid per minimum investment will be $18,000. The company sold 91 units of this private placement. The second private placement includes a $2 per ton per minimum investment on 10,000 tons of zeolite mined and sold. Total royalties paid per minimum investment will be $20,000. The Company sold 144 units of this private placement. The royalties will be paid simultaneously ($5 per ton) to the shareholders proportionately once the zeolite has been mined and sold. The Company may increase the amount of the royalty payment to any holder of the royalty right above the specified dollar per ton royalty, but in no event will the total royalty payment exceed the maximum per investment. The increase in the royalty amount paid would only decrease the time limit in which the holder of a royalty right would receive the total royalty amount. Royalty payments will be made quarterly after the Company has made its quarterly financial statement filing with the Securities and Exchange Commission and determined the total tonnage that has been mined, milled and sold during the quarter.

             At April 30, 2000, the Company was involved in one legal proceeding:

             -American Absorbents Natural Products, Inc. v. Calkins A former independent contractor hired to construct the Oregon plant has placed a mechanics lien on the Oregon plant for alleged unpaid claims and the Company has sued to remove the mechanics liens since the claims are being contested. Calkins has filed a counter claim seeking damages in addition to his lien. Subsequent to the end of the quarter, this case went to trial and the Court found in favor of Calkins. The Company is awaiting the determination of legal fees in order to determine the total judgement against the Company. We anticipate the judgement will be approximately $10,000.

             Also subsequent to the end of the quarter, the Company reached a settlement with David Redding which finalized any unresolved compensation and outstanding options issues. The Company agreed to issue 21,625 shares of common stock to David Redding for services rendered after his resignation from the Company and David Redding agreed to return 100,000 stock options to the Company.

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

RESULTS OF OPERATIONS

The Company is a development stage enterprise and has incurred losses in each of its fiscal years ended January 31, 1998, 1999 and 2000 and for the quarters ended April 30, 2000, and April 30, 1999. These losses are the result of the continued operating expenses the Company incurs as it develops it niche in the retail and industrial marketplaces. Revenues have been insufficient to cover operating expenses or operational cash flow requirements.

A net loss of $151,539 was incurred in the three-month period ended April 30, 2000, compared to a net loss of $197,302 for the same quarter of the previous year. Revenues for the quarter ended April 30, 2000 decreased to $739 from $10,140 for the same quarter of the previous year.

General and administrative expenses increased by approximately $54,773 from $179,278 to $234,051 during the three months ended April 30, 2000 as compared to the same period of the previous year. A charge of $35,126 for consulting services accounted for the majority of the increase. An additional charge of $10,000 for the Caulkin's lawsuit settlement was also incurred during the first quarter. Personnel related expenses increased by $10,223 from $94,715 for the period ended April 30, 1999 to $104,938 for the quarter ended April 30, 2000. Legal and accounting fees increased by $5,485 due in part to the costs associated with the year-end audit. Plant related expenses decreased during the same period by $4,550 with additional decreases of $1,600, $2,280, and $2,500 in automobile, freight and delivery, and royalty expenses respectively.

For the three months ended April 30, 2000, the Company realized gross profit margins of 40% on revenues of $739. During the quarter ended April 30, 2000, the Company recognized income of $57,084 from the settlement of the lease dispute between Lakeview Holdings, Inc. and the Company. Lakeview Holdings paid the Company $50,000 in cash to satisfy their portion of the settlement and Austin-Young, Inc. agreed to reduce the balance of its note payable by $60,000. The reduction in debt is reflected as an extraordinary item on the income statement in the amount of $46,603.

Without this income, the loss for the period would have increased to $205,750. An increase of $8,450 from $197,298 for the period ended April 30, 1999.

The ratio of current assets to current liabilities (current ratio) was 0.51, 2.69, 0.77, and 0.47, respectively, for the fiscal years ended January 31, 2000, 1999, 1998 and 1997. The lower current ratio for the fiscal years ended January 31, 1998 and 1997, results from the classification as short-term debt of $179,052 and $202,385, respectively, owed to Austin-Young, Inc., the previous major stockholder of the Company. Current ratios at April 30, 2000 and 1999 were
 .56 and 1.23, respectively. The decrease in the current ratio is attributable to the approximately $237,000 increase in payables from $ 109,280 on April 30, 1999 to approximately $346,000 on April 30, 2000 and the $79,000 increase in short-term notes payable from $230,400 on April 30, 1999 to $309,470 on April
30, 2000. During the same periods, cash and receivables decreased by $106,900.

LIQUIDITY AND FINANCIAL CONDITION

The Company has financed its operations to date primarily through the sale of equity securities and borrowings from stockholders. The Company has been unprofitable since its inception and has incurred net losses in each year, including a net loss of $151,539 for quarter ended April 30, 2000. Revenues to date have provided insufficient funding of working capital. During the quarter, the Company's primary sources of funding were the approximately $145,000 advanced from the line of credit and the $50,000 received from the settlement of the lease dispute. The Company also collected the $30,000 in receivables due it from the shipment to Fragrance Solutions in late January. The Company will have to continue to rely on funding from the line of credit as well as private placements, cash flows and other offerings for future operating and development costs. In addition to funds for continuing operations, the $118,800 principal payment on the $831,6000 note to Austin-Young is due July 6, 2000 and the $29,500 payment to the Bureau of Land Management for our leases is due in August 2000.

At April 30, 2000, the Company had $346,339 in accounts payable and accrued expenses; a year ago at April 30, 1999, the Company had $109,280. Notes payable, current and long-term, totaled $1,125,232 at April 30, 2000, versus $231,268 at April 30, 1999. Management believes it will be able to raise capital to provide for operations and debt service. However, there can be no assurance that additional financing will be available at all or, if available, such financing would be obtainable on terms acceptable to the Company. If adequate financing is not available, the Company may be required to curtail its operation significantly or to obtain funds through entering collaborative agreements or other arrangements on less favorable terms. The failure of the Company to raise capital on acceptable terms would have a material adverse effect on the Company's business, financial condition, and results of operations.

During the development stage the Company has paid for almost everything as it was acquired including the build up in inventory levels. As a result, and now that the milling facility is in production, the future cash flow of the Company will benefit as the inventory is converted into sales with the implementation of the marketing efforts.

During the development stage the Company incurred losses that reflect the development stage activity of researching and test marketing its products. The Company paid $91,700 to the Bureau of Land Management for the fiscal year ended January 31, 1996 and $29,500 in the fiscal years ended January 31, 1997, 1998, 1999, and 2000. In the future, approximately $29,500 will be due to the Bureau of Land Management in August of each year to satisfy claim maintenance fees on existing claims.

The Company's need for warehouse space in Austin, Texas has diminished. Therefore, the Company has been negotiating to sell the warehouse to its current tenant. As of April 30, 2000, the warehouse is under contract to be sold with an anticipated closing in the second quarter. Proceeds from the sale will be used to payoff the loan at Frost Bank which is secured by the warehouse with any remaining funds used to continue operations.

During the three months ended April 30, 2000, the Company issued 415,754 shares of common stock to pay approximately $137,000 in debt and accrued expenses and salaries. The Company did not issue any stock for cash investments into the Company during this quarter.

INFLATION

The Company does not expect inflation to have any material effect on its revenues, costs or overall operation.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

During the quarter ended April 30, 2000, there were no material pending or threatened legal proceedings against the Company or, to the best of the company's knowledge, its directors, officers, affiliates and owners of record or beneficially of more than five percent of any class of voting securities of the Company nor, to the best of the company's knowledge, was there any associate of any such director, officer, affiliate or security-holder who is a party in any action that is adverse to the Company or its subsidiary. (SEE NOTE 7 - COMMITMENTS AND CONTINGENCIES, page 17)

ITEM 2. CHANGES IN SECURITIES.

During the quarter ended April 30, 2000, there were no material modifications to instruments defining the rights of the holders of any class of registered securities nor were the rights evidenced by any class of registered securities materially limited or qualified by the issuance or modification of any class of securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended April 30, 2000, there was no material default in the payment of principal, interest, sinking or purchase fund installments, or any other material default not cured within 30 days, with respect to any indebtedness of the Company exceeding five percent of the total assets of the Company, nor was there any material arrearage in the payment of dividends with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company. (The Company currently has no dividend policy.)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
During the quarter ended April 30, 2000, no matters were submitted to a vote of security-holders.

ITEM 5. OTHER INFORMATION.

No reports were filed on Form 8-K during the quarter ended April 30, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) (1) The following financial statements are included in Part I, Item 1:

    (3) The following exhibits are included for the three months and quarters ended April 30, 2000 and 1999:


            Exhibit 1 - Computation of  Earnings (Loss) Per Share        23
            Exhibit 2 - Subsidiary of the Registrant                     24

All other exhibits are omitted since the required information is included in the financial statements or notes thereto, or since the required information is either not present, not present in sufficient amount or is not applicable.

(b) No reports were filed on Form 8-K during the quarter ended April 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.

                                   By: /s/ ROBERT L. BITTERLI
                                      ---------------------------------------
                                   Robert L. Bitterli, Chairman of the Board
                                   and Chief Executive Officer


Date: June 14, 2000



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in their capacities and on the dates indicated.

SIGNATURE                     TITLE                                 DATE
---------                     -----                                 ----

/s/ ROBERT L. BITTERLI    Chief Executive                         June 14, 2000
----------------------    Officer and Chairman of the Board
Robert L. Bitterli        (Principal Executive Officer)


/s/ DAVID C. SCOTT        President and Chief Financial Officer   June 14, 2000
------------------        (Principal Accounting Officer)
David C. Scott