Form 10QSB
period 2000-07-31
AMERICAN ABSORBENTS NATURAL PRODUCTS INC
filed 2000-09-14
CIK 914553

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

OMB Approval                    Expires:  Approval Pending
OMB Number: xxxx-xxxx           Estimated Average Burden Hours Per Response: 1.0

      (Mark One)
X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended JULY 31, 2000

[ ]   Transition report under Section 13 or 15(d) of the Exchange Act
      For the transition period from             to
                                      -----------    ----------.

      Commission file number       0-23356
                            ---------------------


                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                 - -------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

         UTAH                                                 87-0421089
(State or Other Jurisdiction of                      IRS Employer Identification
Incorporation or Organization)


6015 LOHMAN FORD ROAD, SUITE 100 LAGO VISTA, TEXAS               78645
-------------------------------------------------------------------------------
     (Address of Principal Executive Offices)                  (Zip Code)


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
Yes     X               No
   ------------    ----------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable DATE: JULY 31, 2000
        5,588,261 ($0.001 PAR VALUE) COMMON SHARES
          294,584 ($0.001 PAR VALUE) PREFERRED SHARES

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The following interim consolidated financial statements as of July 31, 2000 and for the six months and quarter then ended, are unaudited, but in the opinion of management, have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with those of the annual audited financial statements and in conformity with the instructions provided in Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete audited financial statements. Such interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which management considered necessary for a fair presentation of the financial position and the results of operations for the quarters presented. The results of operations for the quarters presented are not necessarily indicative of the results to be expected for the year ending January 31, 2001. The interim consolidated financial statements should be read in connection with the audited consolidated financial statements for the year ended January 31, 2000.

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

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                        Consolidated Financial Statements
                            For the Six Months Ended
                             July 31, 2000 and 1999
                                   (Unaudited)

                                      INDEX

PART I.          FINANCIAL INFORMATION                                                             PAGE NUMBERS

Item 1.          Financial Statements (Unaudited)                                                        4

                 Consolidated Balance Sheets at July 31, 2000 and January 31, 2000                      4-5

                 Consolidated Statement of Operations for the three months and quarter                   6
                 ended July 31, 2000

                 Consolidated Statements of Stockholders' Equity from inception on                     7-11
                 February 9, 1984 through July 31, 2000

                 Consolidated Statement of Cash Flows for the six months and quarters ended 12-13 July 31, 2000 and 1999 and from inception to July 31, 2000

                 Notes to the Consolidated Financial Statements                                        14-19

Item 2.          Management's Discussion and Analysis of Financial Condition and                       20-21
                 Results of Operations


PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings                                                                      22

Item 2.          Changes in Securities                                                                  22

Item 3.          Defaults Upon Senior Securities                                                        22

Item 4.          Submission of Matters to a Vote of Security-Holders                                    22

Item 5.          Other Information                                                                      22

Item 6.          Exhibits and Reports on Form 8-K                                                       22

                 Signatures                                                                             23

                 Exhibit 1, Statement of Earnings (Loss) Per Share                                      24

                 Exhibit 2, Subsidiary of the Registrant                                                25

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                       July 31, 2000 and January 31, 2000
                                   (unaudited)

                                     ASSETS

                                                      JULY 31, 2000  JANUARY 31, 2000
                                                      -------------  ----------------

CURRENT ASSETS
   Cash                                                $   18,258     $    9,512
   Accounts receivable
      Trade                                                 8,572         31,447
   Prepaid expenses                                         2,459         17,208
   Inventory                                              340,440        345,851
                                                       ----------     ----------
      Total Current Assets                                369,729        404,018
                                                       ----------     ----------

PROPERTY AND EQUIPMENT                                    502,317        651,984
                                                       ----------     ----------
OTHER ASSETS
   Mining claims                                        5,081,569      5,081,569
   Certificates of deposit                                 15,000         15,000
   Trademarks & product development cost                    1,725          1,725
                                                       ----------     ----------
      Total Other Assets                                5,098,294      5,098,294
                                                       ----------     ----------

TOTAL ASSETS                                           $5,970,340     $6,154,296
                                                       ==========     ==========

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)
                       July 31, 2000 and January 31, 2000
                                   (unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                 JULY 31, 2000  JANUARY 31, 2000
                                                                                 -------------  ----------------

CURRENT LIABILITIES

   Accounts payable and accrued expenses                                         $    387,644    $    391,938
   Note payable                                                                             0         155,000
   Current portion of related party long-term debt                                    476,500         252,397

                                                                                 ------------    ------------
      Total current liabilities                                                       864,144         799,335
                                                                                 ------------    ------------
COMMITMENTS AND CONTINGENCIES

LONG-TERM LIABLITIES
   Related Party Long-Term Debt, Less Current Maturities                              562,388         755,884
                                                                                 ------------    ------------
      Total Liabilites                                                              1,426,532       1,555,219
                                                                                 ------------    ------------
STOCKHOLDERS' EQUITY

   Common stock; authorized 50,000,000 common shares at $0.001 par value
      8,478,261 and 7,635,766 shares issued and 5,588,261 and 4,745,766 shares
      outstanding respectively (2,890,000 in treasury)                                  8,403           7,560
   Preferred stock; authorized 10,000,000 preferred shares at                             295             295
      $0.001 par value; 294,584 shares issued and outstanding
   Common Stock Subscription                                                          187,500               0
   Common Stock Subscription Receivable                                              (128,744)              0
   Capital in excess of par value                                                  10,316,275      10,120,390
   Deficit accumulated during the development
      stage                                                                        (4,894,921)     (4,584,168)
   Treasury stock (cost of 2,890,000 shares held by the company)                     (945,000)       (945,000)

                                                                                 ------------    ------------
      Total Stockholders' Equity                                                    4,543,808       4,599,077
                                                                                 ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $  5,970,340    $  6,154,296
                                                                                 ============    ============

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                             July 31, 2000 and 1999
                                  (unaudited)


                                                                   Second Quarter (three months)
                                       Six Months Ended July 31            Ended July 31           From Inception
                                      --------------------------    --------------------------   (February 9, 1984)
                                          2000           1999           2000          1999        to July 31, 2000
                                      -----------    -----------    -----------    -----------   ------------------

REVENUES

   Net sales                          $    69,676    $    18,539    $    68,937    $     8,398    $   568,415         498739
   Cost of goods sold                      28,136         12,977         27,693          5,879        344,809         316673
                                      -----------    -----------    -----------    -----------    -----------    -----------

      Gross Profit                         41,540          5,562         41,244          2,519        223,606         182066
                                      -----------    -----------    -----------    -----------    -----------    -----------

EXPENSES

   General and administrative             481,339        394,599        247,287        215,322      5,041,622        4560283
   Depreciation and amortization           48,575         47,348         24,288         23,503        287,402         238827
                                      -----------    -----------    -----------    -----------    -----------    -----------
      Total expenses                      529,914        441,947        271,575        238,825      5,329,024        4799110
                                      -----------    -----------    -----------    -----------    -----------    -----------
Other Income
   Rent                                     5,220          5,220          2,610          2,610         32,092          26872
   Interest                                   379            345            171            173          3,047           2668
   Other Income                            57,084              0              0              0         57,084              0
   Gain on sale of assets                  68,335              0         68,335              0         74,318           5983
                                      -----------    -----------    -----------    -----------    -----------    -----------

      Net Other Income                    131,018          5,565         71,116          2,783        166,541          35523

Net loss before provision             -----------    -----------    -----------    -----------    -----------    -----------
   for income taxes                      (357,356)      (430,820)      (159,215)      (233,523)    (4,938,877)    (4,581,521)

Provision for income taxes                      0              0              0              0          2,647           2647
                                      -----------    -----------    -----------    -----------    -----------    -----------
Net loss before extraordinary items      (357,356)      (430,820)      (159,215)      (233,523)    (4,941,524)      -4584168

Extraordinary gain, modification
of note payable, net of taxes              46,603              0              0              0         46,603              0
                                      -----------    -----------    -----------    -----------    -----------    -----------

Net Loss                              $  (310,753)   $  (430,820)   $  (159,215)   $  (233,523)   $(4,894,921)   $(4,584,168)
                                      ===========    ===========    ===========    ===========    ===========    ===========

Weighted average loss per share       $     (0.06)   $     (0.06)   $     (0.03)   $     (0.04)
                                      ===========    ===========    ===========    ===========

Average shares outstanding              5,063,556      6,944,075      5,282,640      6,538,948
                                      ===========    ===========    ===========    ===========

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity
              From Inception on February 9, 1984 to April 30, 2000
                                   (unaudited)

                                                                                                                       Capital
                                                                                                       Capital          Stock
                                                          Common Stock         Preferred Stock          Stock        Subscription
                                                      Shares        Amount     Shares     Amount     Subscription     Receivable
                                                   ---------------------------------------------------------------------------------

Balance At Inception February 9, 1984                    -0-        $ -0-         -0-      $ -0-            -0-          $ -0-

Issuance of Common Stock for Cash                     37,500           38         -0-        -0-            -0-            -0-

Expenses Paid by Shareholders for the Years
  Ended January 31, 1990                                  -0-         -0-         -0-        -0-            -0-             --

Net Loss From Inception  to  January 31, 1990            -0-          -0-         -0-        -0-            -0-            -0-
                                                    --------     --------   ---------   --------     ----------       --------

Balance At January 31, 1990                           37,500           38         -0-        -0-            -0-            -0-

Issuance of Common Stock for Services Rendered
  in August 1990                                     391,000          391         -0-        -0-                           -0-

Issuance of Common Stock in September 1990 for
   Various Assets From Austin-young, Inc.             50,000           50         -0-        -0-            -0-            -0-

Issuance of Common Stock for Distribution
  Licenses From Global Environmental
  Industries (GEI) for UT & WA, September 1990        50,000           50         -0-        -0-            -0-            -0-

Contribution from Austin-Young, Inc.                     -0-          -0-         -0-        -0-            -0-            -0-

Issuance of Common Stock for Services Rendered
  in October 1990                                     12,500           12         -0-        -0-            -0-            -0-

Net Loss for the Year Ended January 31, 1991             -0-          -0-         -0-        -0-            -0-            -0-
                                                    --------     --------   ---------   --------     ----------       --------

Balance At January 31, 1991                          541,000          541         -0-        -0-            -0-            -0-

Common Stock Returned in Exchange for Common
   Stock of Gei in March 1991                        (17,000)         (17)        -0-        -0-            -0-            -0-

Repurchase of Common Stock From Austin-young,
   Inc. in May 1991                                 (338,000)        (338)        -0-        -0-            -0-            -0-

                                                                                  Deficit
                                                                                Accumulated
                                                                  Additional     During the
                                                    Treasury        Paid-in     Development
                                                  Stock Ampount     Capital        Stage
                                                  -------------   ----------    ------------

Balance At Inception February 9, 1984                $   -0-     $    -0-       $    -0-

Issuance of Common Stock for Cash                        -0-          962            -0-

Expenses Paid by Shareholders for the Years
  Ended January 31, 1990                                 -0-          518            -0-

Net Loss From Inception  to  January 31, 1990
                                                         -0-          -0-         (1,618)
                                                      ------      -------        -------
Balance At January 31, 1990                              -0-        1,480         (1,618)

Issuance of Common Stock for Services Rendered
  in August 1990                                         -0-        7,429            -0-

Issuance of Common Stock in September 1990 for
   Various Assets From Austin-young, Inc.                -0-      198,890            -0-

Issuance of Common Stock for Distribution
  Licenses From Global Environmental                    -0-        37,070           -0-
  Industries (GEI) for UT & WA, September 1990

Contribution from Austin-Young, Inc.                     -0-       13,500            -0-

Issuance of Common Stock for Services Rendered
  in October 1990                                        -0-       37,488            -0-

Net Loss for the Year Ended January 31, 1991             -0-          -0-        (57,756)
                                                      ------      -------        -------

Balance At January 31, 1991                              -0-      295,857        (59,374)

Common Stock Returned in Exchange for Common
   Stock of GEI in March 1991                            -0-     (85,423)            -0-

Repurchase of Common Stock From Austin-young,
   Inc. in May 1991                                      -0-     (64,682)            -0-


                                                                                                                       Capital
                                                                                                       Capital          Stock
                                                          Common Stock         Preferred Stock          Stock        Subscription
                                                      Shares        Amount     Shares     Amount     Subscription     Receivable
                                                   ---------------------------------------------------------------------------------

Cancellation of Common Shares                         (20,000)         (20)        -0-        -0-            -0-            -0-

Issuance of Common Stock for the Purchase of
Product  From Steelhead Specialty Mineral in
August 1991                                            10,000           10         -0-        -0-            -0-            -0-

Issuance of Common Stock for the Purchase of
  Mining Claims in October 1991                        13,214           13         -0-        -0-            -0-            -0-

Common Stock Canceled by Officers/directors in
   January 1992                                       (20,000)         (20)        -0-        -0-            -0-            -0-

Contribution From Austin                                  -0-          -0-         -0-        -0-            -0-            -0-

Net Loss for the Year Ended January 31, 1992              -0-          -0-         -0-        -0-            -0-            -0-
                                                     --------     --------     -------   --------       --------       --------

Balance At January 31, 1992                           169,214          169         -0-        -0-            -0-            -0-

Issuance of Common Stock for the Acquisition of
Geo-Environment Services, Inc. in February
1992                                                  701,800          702         -0-        -0-            -0-            -0-

Issuance of Common Stock for the purchase of
mining Claims in March 1992                           243,000          243         -0-        -0-            -0-            -0-

Common Stock Canceled by Officers and Directors
  in June 1992                                        (32,430)         (32)        -0-        -0-            -0-            -0-

Cancellation of Fractional Shares Due to
Reverse Stock Split                                      (21)          -0-         -0-        -0-            -0-            -0-

Contribution by Austin-young, Inc.                        -0-          -0-         -0-        -0-            -0-            -0-

Issuance of Common Stock (Pursuant to a
Repurchase Agreement in May, 1991) to
Austin-young, Inc. for relief of Debt in
July 1992                                           3,380,000        3,380         -0-        -0-            -0-            -0-

Net Loss for the Year Ended January 31, 1993              -0-          -0-         -0-        -0-            -0-            -0-
                                                     --------     --------     -------   --------       --------       --------

Balance At January 31, 1993                         4,461,563        4,462         -0-        -0-            -0-            -0-

Issuance of Common Stock for Services Rendered         17,800          -0-         -0-        -0-            -0-            -0-
in  June 1993


                                                                                 Deficit
                                                                               Accumulated
                                                                 Additional     During the
                                                   Treasury        Paid-in     Development
                                                 Stock Ampount     Capital        Stage
                                                 -------------   ----------    ------------

Cancellation of Common Shares                        -0-           20            -0-
Issuance of Common Stock for the Purchase of

Product    From Steelhead Specialty Mineral in       -0-       74,990            -0-
August 1991

Issuance of Common Stock for the Purchase of
Mining    Claims in October 1991                     -0-      184,987            -0-

Common Stock Canceled by Officers/directors in
   January 1992                                      -0-           20            -0-

Contribution From Austin                             -0-       17,000            -0-

Net Loss for the Year Ended January 31, 1992         -0-          -0-        (93,315)
                                                 -------     --------       --------

Balance At January 31, 1992                          -0-      422,769       (152,689)

Issuance of Common Stock for the Acquisition of
Geo-Environment Services, Inc. in February           -0-       96,442            -0-
1992

Issuance of Common Stock for the purchase of
mining Claims in March 1992                          -0-    4,859,757            -0-

Common Stock Canceled by Officers and Directors
  in June 1992                                       -0-           32            -0-

Cancellation of Fractional Shares Due to
Reverse Stock Split                                 -0-           -0-            -0-

Contribution by Austin-young, Inc.                   -0-       10,000            -0-

Issuance of Common Stock (Pursuant to a
repurchase agreement in May, 1991) to
Austin-young, Inc. for relief of debt in
July 1992                                            -0-       61,620            -0-

Net Loss for the Year Ended January 31, 1993         -0-          -0-       (136,304)
                                                 -------     --------       --------

Balance At January 31, 1993                          -0-    5,450,620       (288,993)

Issuance of common stock for services rendered
in    June 1993                                      -0-       26,682            -0-

                                                                                                                       Capital
                                                                                                       Capital          Stock
                                                          Common Stock         Preferred Stock          Stock        Subscription
                                                      Shares        Amount     Shares     Amount     Subscription     Receivable
                                                   ---------------------------------------------------------------------------------


Issuance of common stock Austin-young, Inc. in
   June 1993                                             12,000        12         -0-         -0-           -0-            -0-

Issuance of common stock for cash October 1993           66,667        67         -0-        -0-            -0-            -0-

Issuance of common stock as down payment on
   building October 1993                                  6,000         6         -0-        -0-            -0-            -0-

Issuance of common stock for services rendered
   October 1993                                          17,000        17         -0-        -0-            -0-            -0-

Issuance of common stock for cash December 1993          80,072
                                                                                  -0-        -0-            -0-            -0-

Contribution by Austin-Young, Inc.                          -0-       -0-         -0-        -0-            -0-            -0-

Net loss for the year ended January 31, 1994                -0-       -0-         -0-        -0-            -0-            -0-
                                                      ---------  --------   ---------  ---------      ---------       --------

Balance at January 31, 1994                           4,661,102     4,662         -0-        -0-            -0-            -0-

Issuance of common stock for services rendered
   February 1994                                          6,000         6         -0-        -0-            -0-            -0-

Issuance of common stock for services rendered in June 1994

Issuance of common stock in a private offering           22,500        22         -0-        -0-            -0-            -0-

Issuance of common stock for services rendered
  in November 1994                                       15,000       -0-         -0-        -0-            -0-            -0-

Contribution by Austin-Young, Inc.                          -0-       -0-         -0-        -0-            -0-            -0-

Net loss for the year ended January 31, 1995                -0-       -0-         -0-        -0-            -0-            -0-


Balance at January 31, 1995                           4,746,352     4,747         -0-        -0-            -0-            -0-
                                                      ---------  --------   ---------  ---------      ---------       --------

Issuance of common stock for services                     9,000         9         -0-        -0-            -0-            -0-

Issuance of common stock in a private offering          214,168       214         -0-        -0-            -0-            -0-

Contribution by Austin-Young, Inc.                          -0-        -0-        -0-        -0-            -0-            -0-

Net loss for the year ended January 31, 1996                          -0-                    -0-            -0-            -0-
                                                      ---------  --------   ---------  ---------      ---------       --------


                                                                                 Deficit
                                                                               Accumulated
                                                                 Additional     During the
                                                   Treasury        Paid-in     Development
                                                 Stock Ampount     Capital        Stage
                                                 -------------   ----------    ------------

Issuance of common stock Austin-young, Inc. in         -0-          35,988         -0-
   June 1993

Issuance of common stock for cash October 1993                     199,936
                                                       -0-                         -0-

Issuance of common stock as down payment on
   building October 1993                               -0-                         -0-

Issuance of common stock for services rendered                                              983
   October 1993                                        -0-                         -0-

Issuance of common stock for cash December 1993                     191,32
                                                       -0-                         -0-

Contribution by Austin-Young, Inc.                     -0-          36,000            -0-

Net loss for the year ended January 31, 1994                                  (310,862)
                                                  --------   -------------------------
                                                       -0-          -0-
                                                       ---          ---
Balance at January 31, 1994                            -0-    6,021,524       (599,855)

Issuance of common stock for services rendered
   February 1994                                       -0-                         -0-

Issuance of common stock for services rendered
  in June 1994                                        -0-                         -0-

Issuance of common stock in a private offering         -0-       89,978            -0-

Issuance of common stock for services rendered                                              35
  in November 1994                                    -0-                         -0-

Contribution by Austin-Young, Inc.                     -0-       36,000            -0-

Net loss for the year ended January 31, 1995            -0-                   (709,048)
                                                        ---  -------------------------
                                                                    -0-
                                                                    ---
Balance at January 31, 1995                             -0-   6,399,189     (1,308,903)

Issuance of common stock for services                   -0-      22,391            -0-

Issuance of common stock in a private offering          -0-     394,148            -0-

Contribution by Austin-Young, Inc.                      -0-      36,000            -0-

Net loss for the year ended January 31, 1996            -0-
                                                        ---
                                                                    -0-       (401,467)


 FINANCIALS TO COME

 FINANCIALS TO COME

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                       Consolidated Statement of Cashflows


                                                                             From Inception on
                                                 Six Months Ended            February 9, 1984
                                                     July 31                     Through
                                                 ----------------            ----------------
                                                      2000          1999       July 31, 2000
                                                  ------------   ----------  ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                         (310,753)     (197,302)   (4,894,921)
   Extraordinary gain, modification of debt          (46,603)            0       (46,603)
   Depreciation and amortization                      48,575        20,513       287,402
   (Increase) decrease in receivables                 22,875         9,146        (8,572)
   Decrease (increase) in prepaid expenses            14,749         7,375         9,541
   Non Cash Consulting Expense                        58,756             0        58,756

   Decrease (increase) in inventory                    5,411       (32,738)     (267,265)
   Increase (decrease) in payables                    (4,294)       30,732       350,227
   Gain from disposal of fixed assets                (68,335)            0       (54,958)
   Stock issued for services                          91,728             0     1,097,343
   Expenses paid by shareholder                            0             0       149,018
                                                 ---------------------------------------
      Net cash used by operating activities         (187,891)     (162,274)   (3,320,032)
                                                 ---------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed & other assets                  (16,000)       27,312      (737,511)
   Proceeds from Sale of warehouse                   185,427             0       185,427
   Purchase certificates of deposit                        0             0       (15,000)
   Purchase of product tradenames                          0             0       (28,683)
   Purchase of note receivable                             0             0        (5,000)
   Organization costs                                      0             0        (1,524)
   Business Development Costs                              0             0       (58,599)
   Purchase/sale of mining development costs               0             0         7,920
   Purchase of mining claims                               0             0       150,000
   Sale of licenses & other assets                         0             0       (65,000)
                                                 ---------------------------------------
      Net cash used by investing activities          169,427        27,312      (567,970)
                                                 ---------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                                0        30,000     3,210,061
   Issuance of preferred stock                             0             0       152,500
   Issuance of notes payable                               0       184,145     1,203,031
   Purchase of treasury stock                              0             0      (108,400)
   Principal payments on long-term debt             (184,492)            0      (762,634)
   Draw on Line of Credit                            211,702             0       211,702
                                                 ---------------------------------------

      Net cash provided by financing activities       27,210       214,145     3,906,260
                                                 ---------------------------------------

Net (decrease) increase in cash                        8,746        79,183        18,258

Cash at beginning of period                            9,512         4,966             0
                                                 ---------------------------------------
Cash at end of period                                 18,258        84,149        18,258
                                                 =======================================

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)

                                                                                           From Inception on
                                                                 For the Six Months Ended   February 9, 1984
                                                                          July 31                Through
                                                                    2000           1999       July 31, 2000
                                                                 ----------     ----------  -----------------

SUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID FOR:
   Interest                                                        11,047          6,627         51,937
   Income taxes                                                         0              0          2,547


NON-CASH TRANSACTIONS:
   Stock issued for mining claims                                       0              0      5,045,000
   Stock issued for down payment on building                            0              0         30,000
   Stock issued for services                                       91,728              0      1,097,343
   Stock issued for stock of Geo-Environmental
      Services, Inc. (name changed to
     American Absorbents, Inc.)                                         0              0         97,144

   Stock issued for inventory                                           0              0         75,000
   Stock issued for assets of Austin-Young, Inc.
      and Global Environmental Industries                               0              0        236,000
   Stock issued for purchase of equipment                               0              0        136,803
   Stock issued for  redemption of note                           105,000              0        142,500

  Treasury stock repurchased in exchange for debt                       0              0        831,600
  Treasury stock repurchased in settlement of note receivable           0              0          5,000
  Debt assumed by buyer of fixed asset disposition                      0              0         14,281
  Preferred stock issued as redemption of debt                          0              0        142,084

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  July 31, 2000
                                   (unaudited)

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

          METHOD OF ACCOUNTING

          The Company recognizes income and expenses according to the accrual method of accounting. Expenses are recognized when performance is substantially complete and income is recognized when earned. Earnings
          (loss) per share are computed based on the weighted average method. Stock options, preferred stock and convertible debt currently outstanding were not used in calculating earnings per share since the effect would be antidilutive. The fiscal year of the Company ends on January 31 of each year. The financial statements reflect activity from inception, February 9, 1984.

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

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  July 31, 2000
                                   (unaudited)

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          INVENTORIES

          Inventories are accounted for using the first in, first out (FIFO) method and are valued at the lower of cost or market. Inventories consist of finished goods and packaging materials.

          ACCOUNTS RECEIVABLE

          Accounts receivable are shown net of the allowance for doubtful accounts. This amount was determined to be $0 and $0 at July 31, 2000 and 1999 after writing off all accounts determined to be uncollectible.

          PREPAID EXPENSES

          Prepaid expenses consist of the following:

                                                 July 31, 2000  January 31, 2000
                                                --------------  ----------------
                Prepaid mining land lease       $   2,459       $    17,208

          MINING CLAIMS

          Mining claims are stated at the lower of cost or market. Any costs incurred for the betterment or to increase the expected efficiency of the operations related to the extraction from the Company mining claims are capitalized and charged off to operations over the expected economic life of the claims.

          PROPERTY AND EQUIPMENT

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

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  July 31, 2000
                                   (unaudited)

NOTE 3 - COMMON STOCK AND STOCKHOLDERS' EQUITY

          Stock of the Company has been issued for cash, license agreements, mining claims, compensation for services, and in exchange for other stock.

          During the period ended July 31, 2000, the Company issued shares of stock for services, the payment of debt, and compensation.

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

          On July 21, 2000 the Company issued 500 shares at $0.21/share as part of the judgement directed in the Calkins' lawsuit.

          On July 21, 2000 the Company issued 21,625 shares at $0.21/share for professional services and as part of the settlement with a former officer of the company.

          On July 21, 2000 the Company issued 325,000 shares at $0.13/share for consulting and investor relations services.

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

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  July 31, 2000
                                   (unaudited)

NOTE 4 - MINING CLAIMS  (Continued)

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

NOTE 5 - NOTES PAYABLE

          During the quarter ended July 31, 2000, total notes payable outstanding increased by $63,657 from the previous quarter due primarily to the draws on the line of credit. Of the remaining three notes payable, all are outstanding to stockholders and bear interest at the rate of 8.25, 10.5%, and 0.00%. On July 24, 2000 the Company closed the sale of the Austin warehouse and paid off the $150,000 loan from Frost National Bank. The Company continued to draw funds on its $215,000 line of credit and as of July 31, 2000 the outstanding balance was $211,702. Subsequent to the end of the quarter, the $118,800 payment due to Austin-Young, Inc. for the first installment of the long-term debt was made through the escrow agent at Frost National Bank. Centre Capital Corp made the funds available as part of the capitalization plan outlined in the definitive agreement signed August 9, 2000.

NOTE 6 - PRIVATE PLACEMENT OF COMMON STOCK or PREFERRED STOCK

          During the second quarter ended July 31, 2000, there was no issuance of private placements of common stock. There were, however, several transactions completed with common stock. The Company issued 500 shares of common stock as part of the judgement in the David Calkins' legal suit. The Company also issued 21,625 shares of common stock as part of a settlement between the company and a former officer. These shares were for services rendered after the officer's departure form the Company. The Company also issued 325,000 shares to two companies hired to provide investor relation services and web site design. These companies will provide service under a one-year contract.

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  July 31, 2000
                                   (unaudited)

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

          During the second quarter, the Company's only legal proceeding was concluded:

               -American Absorbents Natural Products, Inc. v. Calkins

                  A former independent contractor hired to construct the Oregon plant has placed a mechanics lien on the Oregon plant for alleged unpaid claims and the Company has sued to remove the mechanics liens since the claims are being contested. Calkins filed a counter claim seeking damages in addition to his lien. Subsequent to the end of the quarter, this case went to trial and the Court found in favor of Calkins. The Company paid $18,077 in damages and legal fees on July 10, 2000 as ordered by the judge in this action. The Company also issued 500 shares of common stock to Mr. Calkins as part of the judgement.

               Also during the quarter, the Company reached a settlement with David Redding that finalized any unresolved compensation and outstanding options issues. The Company issued 21,625 shares of common stock to David Redding for services rendered after his resignation from the Company and David Redding agreed to return 100,000 stock options to the Company.

NOTE 8 - ESTIMATES

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

NOTE 9 - SUBSEQUENT EVENTS

             On August 9, 2000, the board of directors approved the sale of
              American Absorbents Natural Products, Inc. to Centre Capital Corp of Fort Worth, Texas. The basic components of the agreement include a capital infusion of $500,000, a combination of common and preferred shares of Centre Capital and detachable warrants. The agreement in its entirety can be read as an attachment to the 8-K filed August 24, 2000 reporting this event. As of the filing date of this 10QSB, $220,000 had been received from Centre Capital Corp.

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

RESULTS OF OPERATIONS

The Company is a development stage enterprise and has incurred losses in each of its fiscal years ended January 31, 1998, 1999 and 2000 and for the quarters ended July 31, 2000, and July 31, 1999. These losses are the result of the continued operating expenses the Company incurs as it develops it niche in the retail and industrial marketplaces. Revenues have been insufficient to cover operating expenses or operational cash flow requirements.

A net loss of $59,215 was incurred in the three-month period ended July 31, 2000, compared to a net loss of $233,523 for the same quarter of the previous year. For the six months ended July 31, 2000, the Company incurred a net loss of $310,753 as compared to a net loss of $430,820 for the same period a year ago. Revenue for the quarter ended July 31, 2000 increased to $68,937 from $8,398 for the same quarter the previous year and for the first six months of 2001 and 2000 was $69,676 and $18,539 an increase of $51,137.

General and administrative expenses decreased by approximately $8,085 from $215,322 to $207,237 during the three months ended July 31, 2000 as compared to the same period of the previous year. Significant expenditures during the second quarter included a charge of $23,630 for consulting services as well as an additional charge of $8,078 for the Calkins' lawsuit. Personnel related expenses decreased by approximately $8,900 from $86,763 for the period ended July 31, 1999 to $77,831 for the period ended July 31, 2000. Legal and accounting fees decreased by approximately $30,000 due in part to the costs associated with the stock buyback and other personnel related matters during the second quarter of last year.

For the three months ended July 31, 2000, the Company realized gross profit margins of 60% on revenues of $68,937. An 80,000-unit order of our absorbent pillow line accounted for approximately $57,500 (80%) of total revenues for the quarter. This order was the second order from our distributor that ordered 40,000 units which were shipped in January of this year. During the quarter ended July 31, 2000, the Company also recognized a gain on the sale of the Austin warehouse of $68,335.

The ratio of current assets to current liabilities (current ratio) was 0.51, 2.69, 0.77, and 0.47, respectively, for the fiscal years ended January 31, 2000, 1999, 1998 and 1997. The lower current ratio for the fiscal years ended January 31, 1998 and 1997, results from the classification as short-term debt of $179,052 and $202,385, respectively, owed to Austin-Young, Inc., the previous major stockholder of the Company. The lower ratio as of January 31, 2000 is also reflective of the impact of over $407,000 in short-term debt as well as nearly $400,000 in accounts payables and accrued expenses. Current ratios at July 31, 2000 and 1999 were .47 and .50, respectively. The decrease in the current ratio is attributable to an additional $118,800 in long-term debt moving into current liabilities as well as the balance of the line of credit which is scheduled to mature in February of 2001. As of July 31, 2000 the outstanding balance on the line of credit was $211,702.

LIQUIDITY AND FINANCIAL CONDITION

The Company has financed its operations to date primarily through the sale of equity securities and borrowings from stockholders. The Company has been unprofitable since its inception and has incurred net losses in each year, including a net loss of $159,215 for quarter ended July 31, 2000. Revenues to date have provided insufficient funding of working capital. During the quarter, the Company's primary sources of funding were the $70,000 advanced from the line of credit, the $57,520 received from the collection of outstanding receivables, and approximately $35,000 from the sale of the warehouse. The Company is now fully extended on the line of credit and will have to rely on funding from Centre Capital per the definitive agreement signed August 9, 2000, private placements, and other offerings for future operating and development costs. The $118,800 principal payment on the $831,600 note to Austin-Young was made on August 15, 2000 using the proceeds from the first installment of funds from Centre Capital. Also subsequent to the end of the quarter, Centre Capital provided an additional $100,000 in funding which allowed us to secure the zeolite reserves for an additional year by making the $29,500 payment to the Bureau of Land Management.

At July 31, 2000, the Company had $387,644 in accounts payable and accrued expenses; a year ago at July 31, 1999, the Company had $220,755. Notes payable, current and long-term totaled $1,038,888 at July 31, 2000, versus $1,210,368 at July 31, 1999. Management believes it will be able to raise capital to provide for operations and debt service. However, there can be no assurance that additional financing will be available at all or, if available, such financing would be obtainable on terms acceptable to the Company. If adequate financing is not available, the Company may be required to curtail its operation significantly or to obtain funds through entering collaborative agreements or other arrangements on less favorable terms. The failure of the Company to raise capital on acceptable terms would have a material adverse effect on the Company's business, financial condition, and results of operations.

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

The Company's need for warehouse space in Austin, Texas has diminished. Therefore, the Company has been negotiating to sell the warehouse to its current tenant. The sale of warehouse was completed on July 24, 2000. Proceeds from the sale will be used to payoff the loan at Frost Bank which is secured by the warehouse with any remaining funds used to continue operations.

The Company did not issue any stock for cash investments into the Company during this quarter.

INFLATION

The Company does not expect inflation to have any material effect on its revenues, costs or overall operation.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

During the quarter ended July 31, 2000 there were no material pending or threatened legal proceedings against the Company or, to the best of the company's knowledge, its directors, officers, affiliates and owners of record or beneficially of more than five percent of any class of voting securities of the Company nor, to the best of the company's knowledge, was there any associate of any such director, officer, affiliate or security-holder who is a party in any action that is adverse to the Company or its subsidiary. (SEE NOTE 7 - COMMITMENTS AND CONTINGENCIES, page 17)

ITEM 2.  CHANGES IN SECURITIES.

During the quarter ended July 31, 2000, there were no material modifications to instruments defining the rights of the holders of any class of registered securities nor were the rights evidenced by any class of registered securities materially limited or qualified by the issuance or modification of any class of securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended July 31, 2000, there was no material default in the payment of principal, interest, sinking or purchase fund installments, or any other material default not cured within 30 days, with respect to any indebtedness of the Company exceeding five percent of the total assets of the Company, nor was there any material arrearage in the payment of dividends with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company. (The Company currently has no dividend policy.)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

During the quarter ended July 31, 2000, no matters were submitted to a vote of security-holders.

ITEM 5.  OTHER INFORMATION.

No reports were filed on Form 8-K during the quarter ended July 31, 2000. However, On August 24, 2000, the Company filed an 8-K detailing the signing of a definitive agreement with Centre Capital Corp. Centre Capital will acquire American Absorbents Natural Products, Inc. for a combination of common stock, preferred stock, and detachable warrants. Persons wanting additional information may access the 8-K filing through edgar-online.com and on the Centre Capital Corp website (cccx.net).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) (1) The following financial statements are included in Part I, Item 1:

    (3) The following exhibits are included for the three months and quarters ended April 30, 2000 and 1999:

                Exhibit 1 - Computation of Earning (Loss) Per Share     24
                Exhibit 2 - Subsidiary of the Registrant                25

All other exhibits are omitted since the required information is included in the financial statements or notes thereto, or since the required information is either not present, not present in sufficient amount or is not applicable.

(b) No reports were filed on Form 8-K during the quarter ended July 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.



                                      By: /s/  Robert L. Bitterli
                                          ------------------------------------
                                           Robert L. Bitterli, Chairman of the
                                             Board and Chief Executive Officer



Date:  September 14, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in their capacities and on the dates indicated.



Signature                                    Title                                       Date
---------                                    -----                                       ----


/s/  Robert L. Bitterli                     Chief Executive                             September 14, 2000
-----------------------                     Officer and Chairman of the Board
Robert L. Bitterli                          (Principal Executive Officer)



/s/  David C. Scott                         President and Chief Financial Officer       September 14, 2000
-------------------                         (Principal Accounting Officer)
David C. Scott