Form 10QSB/A
period 2000-07-31
AMERICAN ABSORBENTS NATURAL PRODUCTS INC
filed 2000-09-15
CIK 914553

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
                                   (Unaudited)

                                      INDEX

PART I.          FINANCIAL INFORMATION                                                             PAGE NUMBERS

Item 1.          Financial Statements (Unaudited)                                                        4

                 Consolidated Balance Sheets at July 31, 2000 and January 31, 2000                      4-5

                 Consolidated Statement of Operations for the three months and quarter                   6
                 ended July 31, 2000

                 Consolidated Statements of Stockholders' Equity from inception on                     7-11
                 February 9, 1984 through July 31, 2000

                 Consolidated Statement of Cash Flows for the six months and quarters ended 12-13 July 31, 2000 and 1999 and from inception
                 to July 31, 2000                                                                      12-13

                 Notes to the Consolidated Financial Statements                                        14-19

Item 2.          Management's Discussion and Analysis of Financial Condition and                       20-21
                 Results of Operations


PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings                                                                      22

Item 2.          Changes in Securities                                                                  22

Item 3.          Defaults Upon Senior Securities                                                        22

Item 4.          Submission of Matters to a Vote of Security-Holders                                    22

Item 5.          Other Information                                                                      22

Item 6.          Exhibits and Reports on Form 8-K                                                       22

                 Signatures                                                                             23

                 Exhibit 1, Statement of Earnings (Loss) Per Share                                      24

                 Exhibit 2, Subsidiary of the Registrant                                                25

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
                                   (unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                 JULY 31, 2000  JANUARY 31, 2000
                                                                                 -------------  ----------------

CURRENT LIABILITIES

   Accounts payable and accrued expenses                                         $    387,644    $    391,938
   Note payable                                                                             0         155,000
   Current portion of related party long-term debt                                    476,500         252,397

                                                                                 ------------    ------------
      Total current liabilities                                                       864,144         799,335
                                                                                 ------------    ------------
COMMITMENTS AND CONTINGENCIES

LONG-TERM LIABLITIES
   Related Party Long-Term Debt, Less Current Maturities                              562,388         755,884
                                                                                 ------------    ------------
      Total Liabilites                                                              1,426,532       1,555,219
                                                                                 ------------    ------------
STOCKHOLDERS' EQUITY

   Common stock; authorized 50,000,000 common shares at $0.001 par value
      8,478,261 and 7,635,766 shares issued and 5,588,261 and 4,745,766 shares
      outstanding respectively (2,890,000 in treasury)                                  8,403           7,560
   Preferred stock; authorized 10,000,000 preferred shares at
      $0.001 par value; 294,584 shares issued and outstanding                             295             295
   Common Stock Subscription                                                          187,500               0
   Common Stock Subscription Receivable                                              (128,744)              0
   Capital in excess of par value                                                  10,316,275      10,120,390
   Deficit accumulated during the development
      stage                                                                        (4,894,921)     (4,584,168)
   Treasury stock (cost of 2,890,000 shares held by the company)                     (945,000)       (945,000)

                                                                                 ------------    ------------
      Total Stockholders' Equity                                                    4,543,808       4,599,077
                                                                                 ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $  5,970,340    $  6,154,296
                                                                                 ============    ============

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                             July 31, 2000 and 1999
                                  (unaudited)


                                                                   Second Quarter (three months)
                                       Six Months Ended July 31            Ended July 31               From Inception
                                      --------------------------    --------------------------       (February 9, 1984)
                                          2000           1999           2000          1999            to July 31, 2000
                                      -----------    -----------    -----------    -----------        ------------------

REVENUES

   Net sales                          $    69,676    $    18,539    $    68,937    $     8,398    $   568,415         498,739
   Cost of goods sold                      28,136         12,977         27,693          5,879        344,809         316,673
                                      -----------    -----------    -----------    -----------    -----------     -----------

      Gross Profit                         41,540          5,562         41,244          2,519        223,606         182,066
                                      -----------    -----------    -----------    -----------    -----------     -----------

EXPENSES

   General and administrative             481,339        394,599        247,287        215,322      5,041,622       4,560,283
   Depreciation and amortization           48,575         47,348         24,288         23,503        287,402         238,827
                                      -----------    -----------    -----------    -----------    -----------     -----------
      Total expenses                      529,914        441,947        271,575        238,825      5,329,024       4,799,110
                                      -----------    -----------    -----------    -----------    -----------     -----------
Other Income
   Rent                                     5,220          5,220          2,610          2,610         32,092          268,72
   Interest                                   379            345            171            173          3,047           2,668
   Other Income                            57,084              0              0              0         57,084              0
   Gain on sale of assets                  68,335              0         68,335              0         74,318           5,983
                                      -----------    -----------    -----------    -----------    -----------     -----------

      Net Other Income                    131,018          5,565         71,116          2,783        166,541          35,523

Net loss before provision             -----------    -----------    -----------    -----------    -----------     -----------
   for income taxes                      (357,356)      (430,820)      (159,215)      (233,523)    (4,938,877)    (4,581,521)

Provision for income taxes                      0              0              0              0          2,647           2647
                                      -----------    -----------    -----------    -----------    -----------     -----------
Net loss before extraordinary items      (357,356)      (430,820)      (159,215)      (233,523)    (4,941,524)      4,584,168

Extraordinary gain, modification
of note payable, net of taxes              46,603              0              0              0         46,603              0
                                      -----------    -----------    -----------    -----------    -----------     -----------

Net Loss                              $  (310,753)   $  (430,820)   $  (159,215)   $  (233,523)   $(4,894,921)    $(4,584,168)
                                      ===========    ===========    ===========    ===========    ===========     ===========

Weighted average loss per share       $     (0.06)   $     (0.06)   $     (0.03)   $     (0.04)
                                      ===========    ===========    ===========    ===========

Average shares outstanding              5,063,556      6,944,075      5,282,640      6,538,948
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

                                                                                                                       Capital
                                                                                                       Capital          Stock
                                                          Common Stock         Preferred Stock          Stock        Subscription
                                                      Shares        Amount     Shares     Amount     Subscription     Receivable
                                                   ---------------------------------------------------------------------------------


Issuance of common stock Austin-Young, Inc. in
   June 1993                                             12,000        12         -0-         -0-           -0-            -0-

Issuance of common stock for cash October 1993           66,667        67         -0-        -0-            -0-            -0-

Issuance of common stock as down payment on
   building October 1993                                  6,000         6         -0-        -0-            -0-            -0-

Issuance of common stock for services rendered
   October 1993                                          17,000        17         -0-        -0-            -0-            -0-

Issuance of common stock for cash December 1993          80,072        18
                                                                                  -0-        -0-            -0-            -0-

Contribution by Austin-Young, Inc.                          -0-       -0-         -0-        -0-            -0-            -0-

Net loss for the year ended January 31, 1994                -0-       -0-         -0-        -0-            -0-            -0-
                                                      ---------  --------   ---------  ---------      ---------       --------

Balance at January 31, 1994                           4,661,102     4,662         -0-        -0-            -0-            -0-

Issuance of common stock for services rendered
   February 1994                                          6,000         6         -0-        -0-            -0-            -0-

Issuance of common stock for services rendered
  in June 1994                                           41,750        42         -0-        -0-            -0-            -0-

Issuance of common stock in a private offering           22,500        22         -0-        -0-            -0-            -0-

Issuance of common stock for services rendered
  in November 1994                                       15,000       -0-         -0-        -0-            -0-            -0-

Contribution by Austin-Young, Inc.                          -0-       -0-         -0-        -0-            -0-            -0-

Net loss for the year ended January 31, 1995                -0-       -0-         -0-        -0-            -0-            -0-


Balance at January 31, 1995                           4,746,352     4,747         -0-        -0-            -0-            -0-
                                                      ---------  --------   ---------  ---------      ---------       --------

Issuance of common stock for services                     9,000         9         -0-        -0-            -0-            -0-

Issuance of common stock in a private offering          214,168       214         -0-        -0-            -0-            -0-

Contribution by Austin-Young, Inc.                          -0-        -0-        -0-        -0-            -0-            -0-

Net loss for the year ended January 31, 1996                          -0-                    -0-            -0-            -0-
                                                      ---------  --------   ---------  ---------      ---------       --------


                                                                                 Deficit
                                                                               Accumulated
                                                                 Additional     During the
                                                   Treasury        Paid-in     Development
                                                 Stock Ampount     Capital        Stage
                                                 -------------   ----------    ------------

Issuance of common stock Austin-young, Inc. in         -0-          35,988         -0-
   June 1993

Issuance of common stock for cash October 1993
                                                       -0-         199,936         -0-

Issuance of common stock as down payment on
   building October 1993                               -0-          29,994         -0-

Issuance of common stock for services rendered
   October 1993                                        -0-          50,983         -0-

Issuance of common stock for cash December 1993        -0-         191,321         -0-

Contribution by Austin-Young, Inc.                     -0-          36,000         -0-

Net loss for the year ended January 31, 1994           -0-             -0-    (310,862)
                                                  --------      ----------  ----------

Balance at January 31, 1994                            -0-       6,021,524    (599,855)

Issuance of common stock for services rendered
   February 1994                                       -0-          29,994         -0-

Issuance of common stock for services rendered
  in June 1994                                         -0-         175,458         -0-

Issuance of common stock in a private offering         -0-          89,978         -0-

Issuance of common stock for services rendered
  in November 1994                                     -0-          46,235         -0-

Contribution by Austin-Young, Inc.                     -0-          36,000         -0-

Net loss for the year ended January 31, 1995           -0-             -0-    (709,048)
                                                  --------      ----------  ----------

Balance at January 31, 1995                            -0-       6,399,189  (1,308,903)

Issuance of common stock for services                  -0-          22,391         -0-

Issuance of common stock in a private offering         -0-         394,148         -0-

Contribution by Austin-Young, Inc.                     -0-          36,000         -0-

Net loss for the year ended January 31, 1996           -0-             -0-    (401,467)
                                                  --------      ----------   ---------

                                                                                                                       Capital
                                                                                                       Capital          Stock
                                                          Common Stock         Preferred Stock          Stock        Subscription
                                                      Shares        Amount     Shares     Amount     Subscription     Receivable
                                                   ---------------------------------------------------------------------------------


Balance at January 31, 1996                        4,969,520        4,970         -0-        -0-            -0-            -0-

Issuance of common stock for cash in a
   private offering                                  130,960          131         -0-        -0-            -0-            -0-

Issuance of common stock for services                259,620          260         -0-        -0-            -0-            -0-

Net loss for the year ended January 31, 1997             -0-          -0-         -0-        -0-            -0-            -0-
                                                  ----------   ----------   ---------  ---------      ---------     ----------

Balance at January 31, 1997                        5,360,100        5,361         -0-        -0-            -0-            -0-

Issuance of common stock for cash in a private
   offering (net of commissions of $84,575)          582,000          582         -0-        -0-            -0-            -0-

Issuance of common stock for services                129,784          130         -0-        -0-            -0-            -0-

Issuance of common stock for purchase of
Equipment                                             13,555           13         -0-        -0-            -0-            -0-

Issuance of common stock for cash pursuant to a
  stock option plan                                   25,000           25         -0-        -0-            -0-            -0-

Issuance of common stock for partial redemption
  of a note pursuant to a stock option plan          100,000          100         -0-        -0-            -0-            -0-

Net loss for the year ended January 31, 1998             -0-          -0-         -0-        -0-            -0-            -0-
                                                  ----------   ----------   ---------  ---------      ---------     ----------

Balance at January 31, 1998                        6,210,439        6,211         -0-        -0-            -0-            -0-

Issuance of common stock in a private placement
   offering (net of commissions of $53,428)          963,269          963                                   -0-            -0-

Issuance of common stock for services                135,480          136         -0-        -0-            -0-            -0-

Issuance of common stock for purchase of
  Equipment                                           82,063           82           -        -0-            -0-            -0-

Net loss for the year ended JANUARY 31, 1999             -0-          -0-         -0-        -0-            -0-            -0-
                                                  ----------   ----------   ---------  ---------      ---------     ----------

Balance at  January 31, 1999                       7,391,251        7,392         -0-        -0-            -0-            -0-

Issuance of common stock in a private placement
   offering                                          129,001           78         -0-        -0-            -0-            -0-


                                                                                      Deficit
                                                                                    Accumulated
                                                                      Additional     During the
                                                        Treasury        Paid-in     Development
                                                      Stock Ampount     Capital        Stage
                                                      -------------   ----------    ------------

Balance at January 31, 1996                                 -0-       6,851,728     (1,710,370)

Issuance of common stock for cash in a
   private offering                                         -0-         156,729            -0-

Issuance of common stock for services                       -0-         262,359            -0-

Net loss for the year ended January 31, 1997                -0-             -0-       (464,662)
                                                          -----       ---------     -----------

Balance at January 31, 1997                                 -0-       7,270,816     (2,175,032)

Issuance of common stock for cash in a private
   offering (net of commissions of $84,575)                 -0-         729,843            -0-

Issuance of common stock for services                       -0-         131,782            -0-

Issuance of common stock for purchase of
   Equipment                                                -0-          15,236            -0-

Issuance of common stock for cash pursuant to a
  stock option plan                                         -0-           9,350            -0-

Issuance of common stock for partial redemption
   of a note pursuant to a stock option plan                -0-          37,400            -0-

Net loss for the year ended January 31, 1998                -0-             -0-       (489,525)
                                                          -----       ---------     ----------

Balance at January 31, 1998                                 -0-       8,194,427     (2,664,557)

Issuance of common stock in a private placement
   offering (net of commissions of $53,428)                 -0-       1,218,676            -0-

Issuance of common stock for services                       -0-         147,628            -0-

Issuance of common stock for purchase of                    -0-         121,472            -0-
  equipment

Net loss for the year ended January 31, 1999                -0-             -0-       (961,270)
                                                          -----       ---------     ----------

Balance at  January 31, 1999                                -0-       9,682,203     (3,625,827)


Issuance of common stock in a private placement
   offering                                                 -0-          79,921            -0-


                                                                                                                      Capital
                                                                                                       Capital          Stock
                                                          Common Stock         Preferred Stock          Stock        Subscription
                                                      Shares        Amount     Shares     Amount     Subscription     Receivable
                                                   --------------------------------------------------------------------------------

Issuance of common stock for services                115,514           90         -0-        -0-            -0-            -0-

Issuance of preferred stock to redeem debt               -0-          -0-     142,084        142            -0-            -0-

Issuance of preferred stock in a private
   offering                                              -0-          -0-     152,500        153            -0-            -0-

Reacquire common stock for note payable           (2,520,000)         -0-         -0-        -0-            -0-            -0-

Reacquire common stock in settlement of note
   receivable                                        (50,000)         -0-         -0-        -0-            -0-            -0-

Repurchase common stock                             (320,000)         -0-         -0-        -0-            -0-            -0-

Net loss for the year ended January 31, 2000             -0-          -0-         -0-        -0-            -0-            -0-
                                                  ----------   ----------  ----------  ---------     ----------    -----------

Balance at JANUARY 31, 2000                        4,745,766       $7,560     294,584       $295            -0-            -0-

Issuance of common stock for services                 12,616           13         -0-        -0-            -0-            -0-


Issuance of common stock for debt,
Compensation, and accrued interest                   415,754          416         -0-        -0-            -0-            -0-

Issuance of common stock for compensation            100,000          100         -0-        -0-            -0-            -0-


Cancellation of common stock issued for
   compensation                                      (33,000)         (33)        -0-        -0-            -0-            -0-

Issuance of common stock subscription (500,000)          -0-          -0-         -0-        -0-        187,500       (187,500)

Amortization of common stock subscription
  receivable earned                                      -0-          -0-         -0-        -0-            -0-         58,756

Issuance of common stock for compensation            347,125          347         -0-        -0-            -0-            -0-

Net loss for the period ended July 31, 2000              -0-          -0-         -0-        -0-            -0-            -0-
                                                  ----------   ----------  ----------  ---------     ----------    -----------

Balance at July 31, 2000                           5,588,261       $8,403     294,584       $295       $187,500      $(128,744)
                                                  ==========   ==========  ==========  =========     ==========    ============



                                                                                  Deficit
                                                                               Accumulated
                                                                  Additional     During the
                                                     Treasury      Paid-in     Development
                                                   Stock Ampount   Capital        Stage
                                                   -------------   ----------  ------------


Issuance of common stock for services                     -0-       65,547            -0-

Issuance of preferred stock to redeem debt                -0-      140,372            -0-

Issuance of preferred stock in a private
   offering                                               -0-      152,347            -0-

Reacquire common stock for note payable              (831,600)         -0-            -0-

Reacquire common stock in settlement of note
   receivable                                          (5,000)         -0-            -0-

Repurchase common stock                              (108,400)         -0-            -0-

Net loss for the year ended January 31, 2000              -0-          -0-       (958,341)
                                                    ---------  -----------    -----------
Balance at January 31, 2000                         $(945,000) $10,120,390    $(4,584,168)

Issuance of common stock for services                     -0-        4,120


Issuance of common stock for debt,
compensation, and accrued interest                        -0-      136,783

Issuance of common stock for compensation                 -0-       24,900

Cancellation of common stock issued for
Compensation                                              -0-      (16,467)

Issuance of common stock subscription (500,000)           -0-          -0-            -0-

Amortization of common stock subscription
  receivable earned                                       -0-          -0-            -0-

Issuance of common stock for compensation                 -0-       46,549

Net loss for the period ended July 31, 2000               -0-          -0-       (310,753)

Balance at July 31, 2000                            $(945,000) $10,316,275    $(4,894,921)
                                                    =========  ===========   ============

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                       Consolidated Statement of Cashflows


                                                                             From Inception on
                                                       Six Months Ended      February 9, 1984
                                                           July 31               Through
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

A net loss of $159,215 was incurred in the three-month period ended July 31, 2000, compared to a net loss of $233,523 for the same quarter of the previous year. For the six months ended July 31, 2000, the Company incurred a net loss of $310,753 as compared to a net loss of $430,820 for the same period a year ago. Revenue for the quarter ended July 31, 2000 increased to $68,937 from $8,398 for the same quarter the previous year and for the first six months of 2001 and 2000 was $69,676 and $18,539 an increase of $51,137.

General and administrative expenses increased by $31,965 from $215,322 to $247,287 during the three months ended July 31, 2000 as compared to the same period of the previous year. Significant expenditures during the second quarter included a charge of $65,880 for consulting services as well as an additional charge of $8,078 for the Calkins' lawsuit. Personnel related expenses decreased by approximately $8,900 from $86,763 for the period ended July 31, 1999 to $77,831 for the period ended July 31, 2000. Legal and accounting fees decreased by approximately $30,000 due in part to the costs associated with the stock buyback and other personnel related matters during the second quarter of last year.

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



Date:  September 15, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in their capacities and on the dates indicated.



Signature                                    Title                                       Date
---------                                    -----                                       ----


/s/  Robert L. Bitterli                     Chief Executive                             September 15, 2000
-----------------------                     Officer and Chairman of the Board
Robert L. Bitterli                          (Principal Executive Officer)



/s/  David C. Scott                         President and Chief Financial Officer       September 15, 2000
-------------------                         (Principal Accounting Officer)
David C. Scott