Form 10QSB/A
period 2000-10-31
AMERICAN ABSORBENTS NATURAL PRODUCTS INC
filed 2000-12-14
CIK 914553

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

OMB Approval                    Expires:  Approval Pending
OMB Number: xxxx-xxxx           Estimated Average Burden Hours Per Response: 1.0

      (Mark One)
X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended OCTOBER 31, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable DATE: OCTOBER 31, 2000 6,956,982 ($0.001 PAR VALUE) COMMON SHARES

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The following interim consolidated financial statements as of October 31, 2000 and for the nine months and quarter then ended, are unaudited, but in the opinion of management, have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with those of the annual audited financial statements and in conformity with the instructions provided in
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete audited financial statements. Such interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which management considered necessary for a fair presentation of the financial position and the results of operations for the quarters presented. The results of operations for the quarters presented are not necessarily indicative of the results to be expected for the year ending January 31, 2001. The interim consolidated financial statements should be read in connection with the audited consolidated financial statements for the year ended January 31, 2000.

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

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                        Consolidated Financial Statements
                            For the Nine Months Ended
                            October 31, 2000 and 1999
                                   (Unaudited)

                                      INDEX

PART I.    FINANCIAL INFORMATION                                  PAGE NUMBERS

Item 1.    Financial Statements (Unaudited)                            4

           Consolidated Balance Sheets at October 31, 2000 and        4-5
           January 31, 2000

           Consolidated Statement of Operations for the three          6
           months and quarter
           ended October 31, 2000

           Consolidated Statements of Stockholders' Equity            7-11
           from inception on February 9, 1984 through October 31, 2000

           Consolidated Statement of Cash Flows for the              12-13
           nine months ended October 31, 2000 and 1999
           and from inception to October 31, 2000

           Notes to the Consolidated Financial Statements            14-19

Item 2.    Management's Discussion and Analysis of Financial         20-21
           Condition and Results of Operations

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                           22

Item 2.    Changes in Securities                                       22

Item 3.    Defaults Upon Senior Securities                             23

Item 4.    Submission of Matters to a Vote of Security-Holders         23

Item 5.    Other Information                                           23

Item 6.    Exhibits and Reports on Form 8-K                            23

           Signatures                                                  23

           Exhibit 1, Statement of Earnings (Loss) Per Share           24

           Exhibit 2, Subsidiary of the Registrant                     25

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                      October 31, 2000 and January 31, 2000
                                   (unaudited)

                                     ASSETS


                                           OCTOBER 31, 2000     JANUARY 31, 2000
                                           ----------------     ----------------

CURRENT ASSETS
   Cash                                        $    1,487          $    9,512


   Accounts receivable
      Trade                                           380              31,447
   Prepaid expenses                                29,584              17,208
   Inventory                                      318,161             345,851

                                               ----------          ----------
      Total Current Assets                        349,612             404,018
                                               ----------          ----------

PROPERTY AND EQUIPMENT                            476,583             651,984

OTHER ASSETS

   Mining claims                                5,081,569           5,081,569
   Certificates of deposit                         15,000              15,000
   Trademarks & product development cost            1,725               1,725
                                               ----------          ----------
      Total Other Assets                        5,098,294           5,098,294
                                               ----------          ----------
TOTAL ASSETS                                   $5,924,489          $6,154,296
                                               ==========          ==========

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)
                      October 31, 2000 and January 31, 2000
                                   (unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                                                      OCTOBER 31, 2000         JANUARY 31, 2000
                                                                                      ----------------         ----------------
CURRENT LIABILITIES

   Accounts payable and accrued expenses                                                     $ 322,368                $ 391,938
   Note payable                                                                                220,000                  155,000
   Current portion of related party long-term debt                                             311,705                  252,397

                                                                                     ------------------     --------------------
      Total current liabilities                                                                854,073                  799,335
                                                                                     ------------------     --------------------

COMMITMENTS AND CONTINGENCIES

LONG-TERM LIABLITIES
   Related Party Long-Term Debt, Less Current Maturities                                       608,232                  755,884
                                                                                     ------------------     --------------------
      Total Liabilites                                                                       1,462,305                1,555,219
                                                                                     ------------------     --------------------
STOCKHOLDERS' EQUITY

   Common stock; authorized 50,000,000 common shares at $0.001 par value
      9,831,763 and 7,635,766 shares issued and 6,941,763 and 4,745,766 shares
      outstanding respectively (2,890,000 in treasury)                                           9,771                    7,560
   Preferred stock; authorized 10,000,000 preferred shares at                                        0                      295
      $0.001 par value
   Common Stock Subscription                                                                         0                        0
   Common Stock Subscription Receivable                                                              0                        0
   Capital in excess of par value                                                           10,691,156               10,120,390
   Deficit accumulated during the development
      stage                                                                                 (5,293,743)              (4,584,168)
   Treasury stock (cost of 2,890,000 shares held by the company)                              (945,000)                (945,000)

                                                                                     ------------------     --------------------
      Total Stockholders' Equity                                                             4,462,184                4,599,077
                                                                                     ------------------     --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $ 5,924,489              $ 6,154,296
                                                                                     ==================     ====================

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                            October 31, 2000 and 1999
                                   (unaudited)

                                                                               Third Quarter (three months)      From Inception
                                        Nine Months Ended October 31                 Ended October 31           February 9, 1984)
                                        ----------------------------            ---------------------------   -------------------
                                         2000                1999                2000               1999       to October 31, 2000
REVENUES

   Net sales                          $    83,706       $    26,480          $    14,029       $     7,941       $   582,445
   Cost of goods sold                      49,977            18,536               32,849             5,559           366,650

                                      -----------       -----------          -----------       -----------       -----------
      Gross Profit                         33,728             7,944              (18,820)            2,382           215,794
                                      -----------       -----------          -----------       -----------       -----------
EXPENSES

   General and administrative             848,624           619,476              357,561           224,877         5,408,907
   Depreciation and amortization           72,474            71,276               23,899            23,928           311,301

                                      -----------       -----------          -----------       -----------       -----------
      Total expenses                      921,098           690,752              381,460           248,805         5,720,208
                                      -----------       -----------          -----------       -----------       -----------
Other Income

   Rent                                     5,220             7,830                    0             2,610            32,092
   Interest                                   552               526                  174               181             3,220
   Other Income                            57,084                 0                    0                 0            57,084
   Gain on sale of assets                  68,335                 0                    0                 0            74,318
                                      -----------       -----------          -----------       -----------       -----------
      Net Other Income                    131,191             8,356                  174             2,791           166,714

Net loss before provision             -----------       -----------          -----------       -----------       -----------
   for income taxes                      (756,178)         (674,452)            (400,106)         (243,632)       (5,337,699)

Provision for income taxes                      0                 0                    0                 0             2,647

                                      -----------       -----------          -----------       -----------       -----------
Net loss before extraordinary items      (756,178)         (674,452)            (400,106)         (243,632)       (5,340,346)

Extraordinary gain, modification
of note payable, net of taxes              46,603                 0                    0                 0            46,603
                                      -----------       -----------          -----------       -----------       -----------
Net Loss                              $  (709,575)      $  (674,452)         $  (400,106)      $  (243,632)      $(5,293,743)
                                      ===========       ===========          ===========       ===========       ===========

Weighted average loss per share       $     (0.13)      $     (0.11)         $     (0.06)      $     (0.05)
                                      ===========       ===========          ===========       ===========

Average shares outstanding              5,519,067         6,134,087            6,420,186         4,540,524


                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity
             From Inception on February 9, 1984 to October 31, 2000
                                   (unaudited)

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

                                                                                                                       Capital
                                                                                                       Capital          Stock
                                                          Common Stock         Preferred Stock          Stock        Subscription
                                                      Shares        Amount     Shares     Amount     Subscription     Receivable
                                                   ---------------------------------------------------------------------------------

Balance at January 31, 1996                        4,969,520        4,970         -0-        -0-            -0-            -0-

Issuance of common stock for cash in a
   private offering                                  130,960          131         -0-        -0-            -0-            -0-

Issuance of common stock for services                259,620          260         -0-        -0-            -0-            -0-

Net loss for the year ended January 31, 1997             -0-          -0-         -0-        -0-            -0-            -0-
                                                  ----------   ----------   ---------  ---------      ---------     ----------

Balance at January 31, 1997                        5,360,100        5,361         -0-        -0-            -0-            -0-

Issuance of common stock for cash in a private
   offering (net of commissions of $84,575)          582,000          582         -0-        -0-            -0-            -0-

Issuance of common stock for services                129,784          130         -0-        -0-            -0-            -0-

Issuance of common stock for purchase of
Equipment                                             13,555           13         -0-        -0-            -0-            -0-

Issuance of common stock for cash pursuant to a
  stock option plan                                   25,000           25         -0-        -0-            -0-            -0-

Issuance of common stock for partial redemption
  of a note pursuant to a stock option plan          100,000          100         -0-        -0-            -0-            -0-

Net loss for the year ended January 31, 1998             -0-          -0-         -0-        -0-            -0-            -0-
                                                  ----------   ----------   ---------  ---------      ---------     ----------

Balance at January 31, 1998                        6,210,439        6,211         -0-        -0-            -0-            -0-

Issuance of common stock in a private placement
   offering (net of commissions of $53,428)          963,269          963                                   -0-            -0-

Issuance of common stock for services                135,480          136         -0-        -0-            -0-            -0-

Issuance of common stock for purchase of
  Equipment                                           82,063           82           -        -0-            -0-            -0-

Net loss for the year ended JANUARY 31, 1999             -0-          -0-         -0-        -0-            -0-            -0-
                                                  ----------   ----------   ---------  ---------      ---------     ----------

Balance at  January 31, 1999                       7,391,251        7,392         -0-        -0-            -0-            -0-

Issuance of common stock in a private placement
   offering                                          129,001           78         -0-        -0-            -0-            -0-


                                                                                      Deficit
                                                                                    Accumulated
                                                                      Additional     During the
                                                        Treasury        Paid-in     Development
                                                      Stock Ampount     Capital        Stage
                                                      -------------   ----------    ------------

Balance at January 31, 1996                                 -0-       6,851,728     (1,710,370)

Issuance of common stock for cash in a
   private offering                                         -0-         156,729            -0-

Issuance of common stock for services                       -0-         262,359            -0-

Net loss for the year ended January 31, 1997                -0-             -0-       (464,662)
                                                          -----       ---------     -----------

Balance at January 31, 1997                                 -0-       7,270,816     (2,175,032)

Issuance of common stock for cash in a private
   offering (net of commissions of $84,575)                 -0-         729,843            -0-

Issuance of common stock for services                       -0-         131,782            -0-

Issuance of common stock for purchase of
   Equipment                                                -0-          15,236            -0-

Issuance of common stock for cash pursuant to a
  stock option plan                                         -0-           9,350            -0-

Issuance of common stock for partial redemption
   of a note pursuant to a stock option plan                -0-          37,400            -0-

Net loss for the year ended January 31, 1998                -0-             -0-       (489,525)
                                                          -----       ---------     ----------

Balance at January 31, 1998                                 -0-       8,194,427     (2,664,557)

Issuance of common stock in a private placement
   offering (net of commissions of $53,428)                 -0-       1,218,676            -0-

Issuance of common stock for services                       -0-         147,628            -0-

Issuance of common stock for purchase of                    -0-         121,472            -0-
  equipment

Net loss for the year ended January 31, 1999                -0-             -0-       (961,270)
                                                          -----       ---------     ----------

Balance at  January 31, 1999                                -0-       9,682,203     (3,625,827)


Issuance of common stock in a private placement
   offering                                                 -0-          79,921            -0-


                                                                                                                      Capital
                                                                                                       Capital          Stock
                                                          Common Stock         Preferred Stock          Stock        Subscription
                                                      Shares        Amount     Shares     Amount     Subscription     Receivable
                                                   --------------------------------------------------------------------------------
Issuance of common stock for services                115,514           90         -0-        -0-            -0-            -0-

Issuance of preferred stock to redeem debt               -0-          -0-     142,084        142            -0-            -0-

Issuance of preferred stock in a private
   offering                                              -0-          -0-     152,500        153            -0-            -0-

Reacquire common stock for note payable           (2,520,000)         -0-         -0-        -0-            -0-            -0-

Reacquire common stock in settlement of note
   receivable                                        (50,000)         -0-         -0-        -0-            -0-            -0-

Repurchase common stock                             (320,000)         -0-         -0-        -0-            -0-            -0-

Net loss for the year ended January 31, 2000             -0-          -0-         -0-        -0-            -0-            -0-
                                                  ----------   ----------  ----------  ---------     ----------    -----------

Balance at JANUARY 31, 2000                        4,745,766       $7,560     294,584       $295            -0-            -0-

Issuance of common stock for services                 12,616           13         -0-        -0-            -0-            -0-


Issuance of common stock for debt,
Compensation, and accrued interest                   415,754          416         -0-        -0-            -0-            -0-

Issuance of common stock for compensation            100,000          100         -0-        -0-            -0-            -0-


Cancellation of common stock issued for
   compensation                                      (33,000)         (33)        -0-        -0-            -0-            -0-

Issuance of common stock subscription (500,000)          -0-          -0-         -0-        -0-        187,500       (187,500)

Amortization of common stock subscription
  receivable earned                                      -0-          -0-         -0-        -0-            -0-         58,756

Issuance of common stock for compensation            347,125          347         -0-        -0-            -0-            -0-

Balance at July 31, 2000                           5,588,261       $8,403     294,584       $295       $187,500      $(128,744)
                                                  ==========   ==========  ==========  =========     ==========    ============

Issuance of Common Stock for Compensation            338,203          338        -0-        -0-            -0-            -0-

Issuance of Common Stock for Stock Subscription      250,000          250        -0-        -0-       (93,750)         34,994

Reduction in Common Stock Subscription                   -0-          -0-        -0-        -0-       (93,750)         93,750

Issuance of Common Stock for Professional            323,882          324        -0-        -0-            -0-            -0-
 Services

Conversion of Preferred Stock to Common Stock        441,880          442  (294,584)      (295)            -0-            -0-



                                                                                  Deficit
                                                                               Accumulated
                                                                  Additional     During the
                                                     Treasury      Paid-in     Development
                                                   Stock Ampount   Capital        Stage
                                                   -------------   ----------  ------------


Issuance of common stock for services                     -0-       65,547            -0-

Issuance of preferred stock to redeem debt                -0-      140,372            -0-

Issuance of preferred stock in a private
   offering                                               -0-      152,347            -0-

Reacquire common stock for note payable              (831,600)         -0-            -0-

Reacquire common stock in settlement of note
   receivable                                          (5,000)         -0-            -0-

Repurchase common stock                              (108,400)         -0-            -0-

Net loss for the year ended January 31, 2000              -0-          -0-       (958,341)
                                                    ---------  -----------    -----------

Balance at January 31, 2000                         $(945,000) $10,120,390    $(4,584,168)

Issuance of common stock for services                     -0-        4,120


Issuance of common stock for debt,
compensation, and accrued interest                        -0-      136,783

Issuance of common stock for compensation                 -0-       24,900

Cancellation of common stock issued for
Compensation                                              -0-      (16,467)

Issuance of common stock subscription (500,000)           -0-          -0-            -0-

Amortization of common stock subscription
  receivable earned                                       -0-          -0-            -0-

Issuance of common stock for compensation                 -0-       46,549

Net loss for the period ended July 31, 2000               -0-          -0-       (310,753)

Balance at July 31, 2000                               $(945,000)  $10,316,275


Issuance of Common Stock for Compensation                     -0-      153,818

Issuance of Common Stock for Stock Subscription               -0-       93,500

Reduction in Common Stock Subscription                        -0-          -0-

Issuance of Common Stock for Professional Services            -0-      117,985

Conversion of Preferred Stock to Common Stock                 -0-         (147)

                                                                                                                      Capital
                                                                                                       Capital          Stock
                                                          Common Stock         Preferred Stock          Stock        Subscription
                                                      Shares        Amount     Shares     Amount     Subscription     Receivable
                                                   --------------------------------------------------------------------------------
Issuance of Common Stock for Payment of               14,756           15        -0-        -0-            -0-            -0-
 Dividend due to Preferred Share Holders

Net Loss for the period ended October 31, 2000           -0-          -0-        -0-        -0-            -0-            -0-

Balance at October 31, 2000                         6,956,982        9,772        -0-        -0-            -0-            -0-
                                                  ============ ============ ========== ========== ============== ==============

                                                                                    Deficit
                                                                                 Accumulated
                                                                    Additional     During the
                                                       Treasury      Paid-in     Development
                                                     Stock Ampount   Capital        Stage
                                                     -------------   ----------  ------------



Issuance of Common Stock for Payment of                       -0-        9,724
 Dividend due to Preferred Share Holders
Net Loss for the period ended October 31, 2000               -0-          -0-      (709,575)

Balance at October 31, 2000                             (945,000)   10,691,155    (5,293,743)
                                                    ============== ============ ==============

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                       Consolidated Statement of Cashflows

                                                                                                    From Inception on
                                                                   Nine Months Ended                 February 9, 1984
                                                                       October 31                        Through
                                                                 2000                 1999           October 31, 2000
Cash flows from operating activities
   Net Loss                                                      (709,575)           (675,522)           (5,293,743)
   Extraordinary gain, modification of debt                       (52,275)                  0               (52,275)
   Depreciation and amortization                                   72,474              67,944               311,301
   (Increase) decrease in receivables                              31,067              37,386                  (380)
   Decrease (increase) in prepaid expenses                        (17,375)            (21,031)              (22,583)

   Decrease (increase) in inventory                                27,689             (78,670)             (244,987)
   Increase (decrease) in payables                                (63,943)            193,475               290,578
   Gain from disposal of fixed assets                             (66,500)                  0               (53,123)
   Stock issued for services                                      468,484                   0             1,474,099
   Stock Issued for interest on debts                               4,199                   0                 4,199
   Expenses paid by shareholder                                         0                   0               149,018
                                                            ---------------------------------------------------------
      Net cash used by operating activities                      (305,755)           (476,418)           (3,437,896)
                                                            ---------------------------------------------------------
Cash flows from investing activities
   Purchase of fixed & other assets                               (20,575)            (37,105)             (742,086)
   Proceeds from Sale of warehouse                                190,000                   0               190,000
   Purchase certificates of deposit                                     0                   0               (15,000)
   Purchase of product tradenames                                       0               (1715)              (28,683)
   Purchase of note receivable                                          0                   0                (5,000)
   Organization costs                                                   0                   0                (1,524)
   Business Development Costs                                           0              (8,168)              (58,599)
   Purchase/sale of mining development costs                            0                   0                 7,920
   Purchase of mining claims                                            0                   0               150,000
   Sale of licenses & other assets                                      0              29,607               (65,000)
                                                            ---------------------------------------------------------
      Net cash used by investing activities                       169,425             (17,381)             (567,972)
                                                            ---------------------------------------------------------
Cash flows from financing activities
   Issuance of common stock                                             0              41,480             3,210,061
   Issuance of preferred stock                                          0             273,014               152,500
   Issuance of notes payable                                       435000           1,163,245             1,638,031
   Purchase of treasury stock                                           0             (945000)             (108,400)
   Principal payments on long-term debt                          (306,695)                  0              (884,837)
                                                            ---------------------------------------------------------
      Net cash provided by financing activities                   128,305             532,739             4,007,355
                                                            ---------------------------------------------------------
Net (decrease) increase in cash                                    (8,025)             38,940                 1,487

Cash at beginning of period                                         9,512               4,966                     0
                                                            ---------------------------------------------------------
Cash at end of period                                               1,487              43,906                 1,487
                                                            =========================================================

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Continued)

                                                                                                       From Inception on
                                                                 For the Nine Months Ended             February 9, 1984
                                                                         October 31                        Through
                                                                2000                   1999            October 31, 2000
Supplemental cash flow information:

Cash paid for:
   Interest                                                            22,613                  6,627                43,312
   Income taxes                                                             0                      0                 2,547

Non-cash transactions:
   Stock issued for mining claims                                           0                      0             5,045,000
   Stock issued for down payment on building                                0                      0                30,000
   Stock issued for services                                          468,484                      0             1,474,099
   Stock issued for stock of Geo-Environmental
      Services, Inc. (name changed to
     American Absorbents, Inc.)                                             0                      0                97,144

   Stock issued for inventory                                               0                      0                75,000
   Stock issued for assets of Austin-Young, Inc.
      and Global Environmental Industries                                   0                      0               236,000
   Stock issued for purchase of equipment                                   0                      0               136,803
   Stock issued for  redemption of note                               109,199                      0               142,500

  Treasury stock repurchased in exchange for debt                           0                      0               831,600
  Treasury stock repurchased in settlement of note receivable               0                      0                 5,000
  Debt assumed by buyer of fixed asset disposition                          0                      0                14,281
  Preferred stock issued as redemption of debt                              0                      0               140,000


                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                October 31, 2000
                                   (unaudited)

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

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                October 31, 2000
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         INVENTORIES
         Inventories are accounted for using the first in, first out (FIFO) method and are valued at the lower of cost or market. Inventories consist of finished goods and packaging materials.

         ACCOUNTS RECEIVABLE Accounts receivable are shown net of the allowance for doubtful accounts. This amount was determined to be $0 and $0 at October 31, 2000 and 1999 after writing off all accounts determined to be uncollectible.

         PREPAID EXPENSES Prepaid expenses consist of the following:

                                           October 31, 2000    January 31, 2000
                                           ----------------    ----------------

                Prepaid mining land lease      $ 24,584              $ 17,208
                Prepaid Accounting Fees           5,000                     -
                                               --------              --------
                Total Prepaid  Expenses        $ 29,584              $ 17,208


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

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                October 31, 2000
                                   (unaudited)

NOTE  3 -  COMMON  STOCK  AND  STOCKHOLDERS' EQUITY

         Stock of the Company has been issued for cash, license agreements, mining claims, compensation for services, and in exchange for other stock.

         During the period ended October 31, 2000, the Company issued shares of stock for services, the payment of debt, and compensation.

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

         On August 17, 2000 the Company issued 52,203 shares at $0.33/share for compensation to two current officers and a former officer for compensation due.

         On August 17, 2000 the Company issued 20,500 shares at $0.31/share for compensation for administrative and production staff.

         On August 17, 2000 the Company issued 265,500 shares at $0.50/shares to officers of the Company in lieu of unissued options.

         On August 17, 2000 the Company issued 250,000 share at $0.375/share for professional services rendered.

         On August 31, 2000 the Company issued 15,000 at $1.00/share for consulting services.

                           AMERICAN ABSORBENTS NATURAL
                                 PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                October 31, 2000
                                   (unaudited)

NOTE 3 - COMMON STOCK AND STOCKHOLDERS' EQUITY (Continued)

         On August 31, 2000 the Company issued 275,178 shares at $0.33/share for professional services.

         On September 18, 2000 the Company issued 33,704 shares at prices ranging from $0.26/share to $0.41/share for directors' compensation.

         On October 4, 2000 the Company converted 294,584 Preferred shares to 441,880 share of Common stock. The company also issued 14,756 shares to pay the $9,085 in dividends due to the preferred shareholders.

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

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                October 31, 2000
                                   (unaudited)

NOTE 5 - NOTES PAYABLE
         During the quarter ended October 31, 2000, total notes payable outstanding increased by $101,049 from the previous quarter due primarily to the $220,000 in funds advanced to the Company by Centre Capital in accordance with the capitalization plan outlined in the definitive agreement signed August 9, 2000. These funds are in the form of a short-term note that was scheduled to expire upon completion of the acquisition of the Company by Centre Capital Corp. Subsequent to the end of the quarter ended October 31, 2000, the Company has terminated the agreement with Centre Capital due to the recent significant decline in their stock price and their inability to provide the remaining funds as provided for in the definitive agreement. The company also made the first installment payment due on the note to Austin-Young, Inc. as part of the stock buyback executed in July 1999. In addition to the funding provided by Centre Capital Corp, the Company has three notes payable, all outstanding to stockholders and bear interest at the rate of 8.25, 10.5%, and 0.00%. The Company did not make any additional draws on the $215,000 line of credit and as of October 31, 2000 the outstanding balance was $210,292.

NOTE 6 - PRIVATE PLACEMENT OF COMMON STOCK or PREFERRED STOCK
         During the third quarter ended October 31, 2000, there were no issuance of private placements of common stock. There were, however, several transactions completed with common stock as detailed in Note 3 - Common Stock and Stockholders' Equity of this filing.

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                October 31, 2000
                                   (unaudited)

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

            The Company is not aware of any outstanding legal matters at this time.

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

NOTE 9 - SUBSEQUENT EVENTS

         On November 30, the Company announced that it had suspended its merger discussions with Centre Capital Corp due to their inability to meet their initial funding requirements and the recent drop in Centre Capital's stock price.

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

RESULTS OF OPERATIONS

The Company is a development stage enterprise and has incurred losses in each of its fiscal years ended January 31, 1998, 1999 and 2000 and for the quarters ended October 31, 2000, and October 31, 1999. These losses are the result of the continued operating expenses the Company incurs as it develops its niche in the retail and industrial marketplaces. Revenues have been insufficient to cover operating expenses or operational cash flow requirements.

A net loss of $400,106 was incurred in the three-month period ended October 31, 2000, compared to a net loss of $243,632 for the same quarter of the previous year. For the nine months ended October 31, 2000, the Company incurred a net loss of $709,575 as compared to a net loss of $674,452 for the same period a year ago. Revenue for the quarter ended October 31, 2000 increased to $14,029 from $7,941 for the same quarter the previous year and for the first nine months of 2001 and 2000 was $83,706 and $26,480 an increase of $37,226.

General and administrative expenses increased by approximately $132,684 from $224,877 to $357,561 during the three months ended October 31, 2000 as compared to the same period of the previous year. Significant expenditures during the third quarter included a charge of $49,994 for consulting services, $23,898 for depreciation, and $16,370 for interest. Personnel related expenses increased by approximately $57,439 from $131,673 for the period ended October 31, 1999 to $189,112 for the period ended October 31, 2000. The increase in personnel expenses was primarily the result of stock issued for services provided by management and other employees. Legal and accounting increased by approximately $5,000 due in part to the costs associated with the audit required as part of the now terminated agreement with Centre Capital.

For the three months ended October 31, 2000, the Company wrote down inventory to more accurately account for the purchase of advertising and marketing material. These $28,000 in charges included $17,000 for our 101 Uses of Zeolites booklet and $11,000 for inventory liquidated in order to clear our Austin warehouse. Of the $14,079 in sales this quarter, $12,289 was for our Mother Earth Cat Litter. We shipped this product into the Los Angeles, California marketplace at an introductory price to begin developing a presence in the California market. This sale represents nearly 15% of our year-to-date sales of $83,706.

The ratio of current assets to current liabilities (current ratio) was 0.51, 2.69, 0.77, and 0.47, respectively, for the fiscal years ended January 31, 2000, 1999, 1998 and 1997. Current ratios at October 31, 2000 and 1999 were .41 and
 .51, respectively. The decrease in the current ratio is attributable to an additional $100,000 in short-term debt moving into current liabilities. This $100,000 increase resulted from the partial capitalization as provided for in our now terminated merger. October 31, 2000 the outstanding balance on the line of credit was $210,292. As of the end of the quarter, the Company was delinquent on both the line of credit and the short-term note to Austin-Young, Inc. Payments for October, November, and now December 1st are due and payable totally $15,000. We have been notified by Austin-Young, Inc. of this situation and are seeking to resolve this issue as soon as possible.

LIQUIDITY AND FINANCIAL CONDITIONS

The Company has financed its operations to date primarily through the sale of equity securities and borrowings from stockholders. The Company has been unprofitable since its inception and has incurred net losses in each year, including a net loss of $400,106 for quarter ended October 31, 2000. Revenues to date have provided insufficient funding of working capital. During the quarter, the Company's primary sources of funding were the $220,000 advanced as part of the capitalization plan outlined in the definitive agreement signed August 9, 2000 with Centre Capital. This was provided as a short-term loan that was to expire upon completion of the merger. The Company is now fully extended on the line of credit and is actively identifying alternative sources of funding. Also subsequent to the end of the quarter, the Company retained the services of Tribe Communication to assist us in raising investor awareness and to raise capital. The $118,800 principal payment on the $831,600 note to Austin-Young was made on August 15, 2000 using the proceeds from the first installment of funds provided for in the capitalization plan as part of the definitive agreement. Also during the quarter, the Company secured the zeolite reserves for an additional year by making the $29,500 payment to the Bureau of Land Management.

At October 31, 2000, the Company had $322,368 in accounts payable and accrued expenses; a year ago at October 31, 1999, the Company had $391,938. Notes payable, current and long-term totaled $1,139,937 at October 31, 2000, versus $1,163,281 at October 31, 1999. Management continues to believe it will be able to raise capital to provide for operations and debt service. However, there can be no assurance that additional financing will be available at all or, if available, such financing would be obtainable on terms acceptable to the Company. If adequate financing is not available, the Company may be required to curtail its operation significantly or to obtain funds through entering collaborative agreements or other arrangements on less favorable terms. The failure of the Company to raise capital on acceptable terms would have a material adverse effect on the Company's business, financial condition, and results of operations.

During the development stage the Company has paid for almost everything as it was acquired including the build up in inventory levels. As a result, and now that the milling facility is in production, the future cash flow of the Company will benefit as the inventory is converted into sales with the implementation of the marketing efforts.

During the development stage of the Company incurred losses that reflect the development stage activity of researching and test marketing its products. The Company paid $91,700 to the Bureau of Land Management for the fiscal year ended January 31, 1996 and $29,500 in the fiscal years ended January 31, 1997, 1998, 1999, and 2000. In the future, approximately $29,500 will be due to the Bureau of Land Management in August of each year to satisfy claim maintenance fees on existing claims.

The Company did not issue any stock for cash investments into the Company during this quarter.

INFLATION

The Company does not expect inflation to have any material effect on its revenues, costs or overall operation.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
During the quarter ended October 31, 2000 there were no material pending or threatened legal proceedings against the Company or, to the best of the company's knowledge, its directors, officers, affiliates and owners of record or beneficially of more than five percent of any class of voting securities of the Company nor, to the best of the company's knowledge, was there any associate of any such director, officer, affiliate or security-holder who is a party in any action that is adverse to the Company or its subsidiary. (SEE NOTE 7 - COMMITMENTS AND CONTINGENCIES, page 17)

ITEM 2. CHANGES IN SECURITIES.
During the quarter ended October 31, 2000, there were no material modifications to instruments defining the rights of the holders of any class of registered securities nor were the rights evidenced by any class of registered securities materially limited or qualified by the issuance or modification of any class of securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
During the quarter ended October 31, 2000, there was no material default in the payment of principal, interest, sinking or purchase fund installments, or any other material default not cured within 30 days, with respect to any indebtedness of the Company exceeding five percent of the total assets of the Company, nor was there any material arrearage in the payment of dividends with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company. (The Company currently has no dividend policy.)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
During the quarter ended October 31, 2000, no matters were submitted to a vote of security-holders.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
(a)   (1)   The following financial statements are included in Part I, Item 1:

      (2) The following exhibits are included for the nine months and quarters ended October 31, 2000 and 1999:


                Exhibit 1 - Computation of  Earnings (Loss) Per Share     24
                Exhibit 2 - Subsidiary of the Registrant                  25


All other exhibits are omitted since the required information is included in the financial statements or notes thereto, or since the required information is either not present, not present in sufficient amount or is not applicable.

(b) A Form 8-K was filed on August 24, 2000 during the quarter ended October 31, 2000.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.


                                By: /S/  ROBERT L. BITTERLI
                                Robert L. Bitterli, Chairman of the Board
                                and Chief Executive Officer

Date:  December 14, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in their capacities and on the dates indicated.

Signature                  Title                                  Date
---------                  -----                                  ----


/s/  Robert L. Bitterli   Chief Executive                     December 14, 2000
-----------------------   Officer and Chairman of the Board
Robert L. Bitterli        (Principal Executive Officer)



/s/  David C. Scott       President and Chief Financial       December 14, 2000
-------------------       Officer
David C. Scott            (Principal Accounting Officer)