Form 10KSB
period 2001-01-31
AMERICAN ABSORBENTS NATURAL PRODUCTS INC
filed 2001-06-13
CIK 914553

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

OMB Approval                    Expires:  Approval Pending
OMB Number: xxxx-xxxx           Estimated Average Burden Hours Per Response: 1.0

(Mark One)
X Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) For the fiscal year ended January 31, 2001
__ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)
   For the transition period from ______________ to ________________.

Commission file number    0-23356                Cusip number  2368E 10 1

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
              ----------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

             Utah                                          87-0421089
------------------------------------------------------------------------------
(State or Other Jurisdiction of                    IRS Employer Identification
 Incorporation or Organization)

PO Box 4404                         Lago Vista, Texas           78645
-------------------------------------------------------------------------
    (Address of Principal Executive Offices)                   (Zip Code)


                                  512-657.1906
--------------------------------------------------
 (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

       Title of Each Class            Name of Each Exchange on Which Registered
       -------------------            -----------------------------------------
                      NONE                           NONE

Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK (.001 PAR VALUE)
                       -----------------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
Yes        X             No                    .
   --------------------    --------------------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Issuer's revenues for the fiscal year ended January 31, 2000.          $90,734
                                                             -------------------

Aggregate market value of common stock (.001 par value) held by non-affiliates at March 31, 2001. $ 836,144
                                  ---------

Common stock ($.001 par value) shares outstanding at
March 31, 2001                                                  7,449,758    .
                                                                --------------

Convertible Preferred Stock ($.001 par value) shares
outstanding March 31, 2001.                                        -0-
                                                                ---------------

This Form 10-KSB document contains 51 pages.

                                     PART I

ITEM I.  DESCRIPTION OF BUSINESS:

ORGANIZATION:

American Absorbents Natural Products, Inc., a Utah corporation, through its wholly owned subsidiary, American Absorbents, Inc., a Texas corporation, offers a number of products using volcanically derived minerals known as zeolites.

As of January 31, 2001, the Company's principal executive offices were located at 6015 Lohman Ford Road, Lago Vista, Texas 78645. Presently, the corporate business address is 12859 Snow Mountain Pine Lane, Burns Oregon 97738. Correspondence should be addressed to PO Box 4404 Lago Vista, TX 78645. Its telephone number is (512) 657.1906; its fax number is (512) 267-4796; its E-Mail address is aanpi@aanpi.com; its web page addresses are HTTP://WWW.AANPI.COM and HTTP://WWW.AMZORB.COM.

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

Throughout the year ended January 31, 2001, the Company continued to produce and market several other products which use the natural zeolite mineral mined from the Company's claims targeted at the retail and agricultural consumable products area and the turf grass industry. These products include MOTHER EARTH CAT LITTER(TM) AND SOIL ENHANCER, a cat litter product which, when used, can be disposed of into the soil to enhance it; STALL FRESH(TM), a product to eliminate urine-generated ammonia odors and wetness caused by livestock; and WHITE BUFFALO(TM), a multi-purpose home, farm and ranch absorb-all product. Due to initial production costs, the Company postponed all marketing efforts associated with SWEET PAWS cat litter and AQUA ROCKS, which maintains ammonia control in fish aquariums. The Company did however continue its efforts to market LITTER HELPER, an odor eliminator for cat litter boxes; PET MESS, an odor neutralizer to counter pet stains; CARPET GENIE, an odor eliminator for carpets; PIT STOP, an absorbent for cleaning automobile fluid spills; and AMMONIA DESTROYER, an ammonia remover for fresh and salt water fish tanks. Following up on the order filled in the fourth quarter of fiscal year 2000, the Company expended a great deal of energy and resources on the new 6oz and 10oz absorbent pillow line. The Company also took actions to enter into the water treatment market after the EPA increased the standards for drinking water. During the second quarter of fiscal year, the Company field-tested a filter for use my municipal water districts to reduce both arsenic and fluoride to within the newly stated EPA standards. The results from the field-testing were not as successful as we had experienced in laboratory tests completed previously. The cost to continue product development was too excessive to allow the Company to continue its efforts. In order to more effectively the Company also concentrated its efforts on seeking contracts and distribution partners into the industrial or bulk sales markets with the zeolite minerals located on the Company's claims.

All of the Company's products use the natural zeolite minerals mined from the Company's unpatented placer mining claims located in the Harney Basin area in the State of Oregon. When mined, the minerals are stored in bulk near the claims or in the Company's Oregon milling facility. The Company's entire product line is packaged and stored at the Oregon milling facility until they are shipped to the distributor or end retailer. In previous years, the Company had maintained a small amount of inventory at its warehouse in Austin, Texas. This facility was sold in the second quarter and the proceeds used to eliminate the $150,000 note due to Frost Bank as well as meet a small portion of the Company's cash flow needs. On March 31, 2000, the Company's Vice President of Production, who managed the Oregon milling facility, resigned. The Company's Chief Operating Officer, temporarily relocated to our Oregon facility to oversee production responsibilities. He remained in Oregon until October of 2000 when the Company's insufficient cash flow necessitated him relocating and working remotely out of his personal residence. The Company continued to employ production employees for milling and packaging operations at this location. The milling, packaging and storage facility contains 103,125 square feet and approximately 3,500,000 cubic feet of inventory storage space in Hines, Oregon. The Company's insurance carrier has insured the facility including contents at a value of $1,400,000. This facility has been equipped with milling and packaging equipment purchased from the proceeds of a private placement completed during the first part of fiscal 1998. The current configuration of the plant allows for the simultaneous production of both the Company's bagged and bottled products as well as the production of raw zeolite material for use in other of the Company's products. Additional milling and packaging equipment has been purchased that will allow the Company to increase its current capacity.

In the past, the Company's wholly owned subsidiary, American Absorbents, Inc., marketed the Company's products through joint-venture type relationships and through retail marketing entities. The current management, however, believes that it must identify and develop relationships with distributors through the United States to successfully recreate demand for zeolite-based products. Through the use of distributors, the Company gains the strength of the distributors' marketing and sales organizations as well as a more cost efficient distribution channel. Since the commencement of its zeolite products business in approximately 1991, the Company has been principally in the product and market development stage and has focused its marketing and sales efforts primarily in a test market area. More recently, and since the completion of the milling and packaging facility, the Company has turned its efforts to the implementation of marketing programs in the western portion of the United States. This remains a key geographic region for the Company due to fact that we can more cost effectively deliver our products throughout the Western U.S. Even though the Company began marketing its agricultural products in the European marketplace in November 1995, through an import/export company located in France, management believes that it must concentrate on the domestic market until sufficient revenues are generated to support an international marketing plan. The Company did ship products to a distributor during the second quarter who completed packaging and then delivered the products to Wal-Mart. Unfortunately, this distributor underwent a reorganization which delayed subsequent orders.

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

TRADEMARKS AND PATENTS:

The Company markets its products under a number of trademarks and trademark applications. The Company has applied for federal trademark protection on its products currently marketed and those to be test marketed. The Company does not own, hold or use any patents. The ability of the company to apply and secure trademarks has been greatly inhibited by its lack of funding. Several of the applications have been abandoned due to the inability to retain legal counsel to adequately address and respond to Trademark Office questions.

INVENTORY:

The Company maintained lower inventory levels during the development stage, but has begun increasing inventory levels with the commencement of full-scale marketing efforts in the western portion of the United States. The book value of inventory for the fiscal years ended January 31, 2000 and January 31, 1999 was $313,416 and $345,850, respectively. The Company mined and milled 10,000 tons of zeolite minerals in December 1997. Approximately 3,250 tons of this material has been milled to various Tyler mesh sizes for use in the Company's various packaged products. The Company packaged and sold 300 tons of assorted products during the year ended January 31, 2001.

CUSTOMERS:

The Company's products are currently being sold through a national distributor, regional distributors, and direct sales to the customer.. For the fiscal years ended January 31, 2001 and 2000, Fragrance Solutions, formerly New Ideas, accounted for approximately 63% and 52% of sales respectively. For the fiscal year ended January 31, 1999, four customers accounted for 82.6% of the Company's total sales volume--E.N.S.R./S.A.R.L. (15.8%), Smith's Food and Drug Centers (14.8%), Texas Environmental Providers, Inc. (23.3%) and Hickory Brands, Inc. (28.7%). Management believes it must expand its customer base to reduce its reliance upon one significant customer and to prevent the loss of one customer from having a material effect on the Company's business.

BACKLOG:

There was no backlog at January 31, 2001 or January 31, 2000. The Company has maintained sufficient inventory levels to ship products when they are ordered and plans to continue to maintain sufficient inventory levels to fill future orders.

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

The Company is aware of over thirty other companies in the United States that are marketing various types of cat litter products. Management is also aware of three other companies in the nation which market a cat litter product using natural zeolites of various qualities and in limited areas, only two of which own zeolites mining claims. Management continues to evaluate the cat litter market and no longer believes this market represents significant sales opportunities for the Company due to the high cost of entry and significant costs associated with delivering the product to the market

The Company is not aware of any products similar to or which compete with our AMZORB(TM) Multi-Purpose Zeolite.

The Company competes with a number of manufacturers of products used to absorb automotive fluids, chemicals, and other liquid wastes from motor vehicles and machines. Again management believes that the Company's product, PIT STOP, can compete favorably with these other products based upon the performance of our product.

The Company is aware of only one other company, which does not own its own zeolite deposits, which markets a product similar to STALL FRESH(TM), a product which eliminates urine-generated odor and wetness caused BY livestock. The competing company markets a similar product made from zeolite minerals purchased from other producers. Management expects to begin marketing its STALL FRESH(TM) product in markets where the competing produCT is sold and believes it can favorably compete with the competitor due to current market pricing of this product.

RESEARCH AND DEVELOPMENT:

The Company has discontinued all research and development programs due to its lack of funding. The Company currently has identified two markets in which it believes a zeolite-based product could successfully compete. The Company has identified the requirements to enter into these markets and in one case held initial talks with a business partner who has expressed an interest in assisting the Company complete the necessary research and development. During the fiscal years ended January 31, 2001 and January 31, 2000, the Company recorded research and development expenses of $0 and $0, respectively.

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

EMPLOYEES:

At January 31, 2000, the Company had six full-time employees not including temporary employees and contract laborers who are employed on an "as needed" basis. The Company does not anticipate adding any significant number of employees in the immediate future but will continue to engage contract laborers on an "as needed" basis. After completion of additional capitalization, the Company may add additional marketing and administrative personnel.

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

OFFICE, WAREHOUSE AND MILLING FACILITIES:

The Company's principal executive offices are currently located out of the residence of the Chief Executive Officer. The offices located at 6015 Lohman Ford Road, Suite 100 Lago Vista, TX 78645 and leased from JAL, Inc. were vacated February 28, 2001 due to insufficient funding to support this expense.

In October, 1993, the Company acquired a warehouse containing approximately 4,400 square feet of commercial space located in Austin, Texas. This space is used by the Company to package and store its inventory of smaller sized products. Because said facility lacks permanent heating and air conditioning, it is limited for use during the months of extreme cold or heat. This facility has been used for the packaging of the smaller packaged products and storage of inventory for the test marketing programs. As the Company has reduced test marketing programs and prepared to move into full marketing from the Oregon milling facility, the Company's need for this facility has decreased and the Company leased approximately 40% of the facility to a tenant for $870 per month. This property was sold to during the year ended January 31, 2001 resulting in gain on sale of assets of $68,335.

In October, 1995, the Company completed the acquisition of a milling facility containing 103,125 square feet and approximately 3,500,000 cu. ft. of production, packaging and storage space in Hines, Oregon, approximately 25 miles from its Harney Basin zeolite deposits. This facility has been equipped with milling and packaging equipment purchased from the proceeds of a private placement completed during the first part of fiscal 1998. The current configuration of the plant allows for the simultaneous production of several product lines. Additional milling and packaging equipment has been purchased that will allow the Company to increase its current capacity. Subsequent to the end of fiscal year 2000, the Company obtained a line of credit from Robert and Judith Bitterli in the amount of $215,000. Mr. Bitterli is the Chief Executive Officer and Chairman of the Board. This line is secured by a mortgage on the manufacturing facility in Hines, Oregon.

Due to insufficient funding, insurance on the Company's plant and equipment has lapsed.

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

The following details the results of litigation in which the Company was involved in during the year ended January 31, 2001.

The Company was also involved in a dispute over the lease of its office space in Austin, Texas. The building was sold in August, 1999, and the new owner filed a lawsuit, in state district court, Travis County, Texas, on August 27, 1999 challenging the existing lease and seeking damages. The Company filed an answer and counterclaim. In addition, the new owner filed an eviction proceeding in Travis County, Texas, Justice of the Peace Court, locked the Company out of the premises for a brief period of time and then dropped the eviction proceeding and ceased the lockout. The Company filed a response and claim for attorney's fees. The Company and the new owner conducted two mediations in an effort to resolve the matter. On January 24, 2000 the Company, Lakeview Holdings, Inc., and Austin Young, Inc., reached an settlement which included a payment of $50,000 to the Company from Lakeview Holdings,, Inc. and $60,000 in debt forgiveness (applied to the short-term note payable) from Austin Young, Inc. The Company also received all of the office furniture as part of the settlement.

During the second quarter, the Company's remaining legal proceeding was concluded:
               -American Absorbents Natural Products, Inc. v. Calkins

               On or about July 6, 1998, the Company filed a Complaint For Declaratory Relief (Case No. 98-07-145-CV) in the Circuit Court of the State of Oregon for the County of Harney against David Calkins seeking removal of a Claim of Lien Upon Chattels. Mr. Calkins was contracted by the Company to install milling equipment for the Company in its Oregon Milling Facility. Mr. Calkins alleged that he was not completely paid for the installation and filed a Claim of Lien Upon Chattels (No. 980681) in the amount of $10,806.37. The Company alleges that, after deducting items that were completed without the Company's approval and for the personal benefit of Mr. Calkins and after paying directly to Service Providers items that were billed to the Company by Mr. Calkins, the contract fees were all paid to Mr. Calkins. A former independent contractor hired to construct the Oregon plant has placed a mechanics lien on the Oregon plant for alleged unpaid claims and the Company has sued to remove the mechanics liens since the claims are being contested. Calkins filed a counter claim seeking damages in addition to his lien. , this case went to trial and the Court found in favor of Calkins. The Company paid $18,077 in damages and legal fees on July 10, 2000 as ordered by the judge in this action. The Company also issued 500 shares of common stock to Mr. Calkins as part of the judgement.

               Also during the second quarter, the Company reached a settlement with David Redding that finalized any unresolved compensation and outstanding options issues. The Company issued 21,625 shares of common stock to David Redding for services rendered after his resignation from the Company and David Redding agreed to return 100,000 stock options to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS:

During the fiscal year ended January 31, 2001, the Company did not solicit the proxies of its security holders to vote upon any matters.

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

       YEAR ENDED         HIGH BID       LOW BID        YEAR ENDED        HIGH BID       LOW BID
         1-31-00            PRICE         PRICE           1-31-01           PRICE         PRICE
       ----------         --------       -------        ----------        --------     -----------
    First Quarter          $ 0.75         $ 0.34     First Quarter         $ 0.44         $ 0.25
    Second Quarter         $ 0.94         $ 0.44     Second Quarter        $ 0.28         $ 0.13
    Third Quarter          $ 0.88         $ 0.50     Third Quarter         $ 1.38         $ 0.16
    Fourth Quarter         $ 0.53         $ 0.25     Fourth Quarter        $ 0.22         $ 0.06

As of January 31, 2001, there were approximately 422 holders of record (not including shares held in street names in street accounts) of the common stock of the Company as reported to the Company by its transfer agent. Based upon requests for proxy materials by various proxy services, the Company estimates that it currently has approximately 900 shareholders.

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

At January 31, 2001, the Company had 50,000,000 shares of common ($.001 par value) stock authorized and had 7,346,930 common stock shares outstanding and had 10,000,000 shares of Convertible Preferred Stock ($.001 par value) authorized and -0- outstanding. At March 31, 2001, 7,449,758 common stock shares and -0- convertible preferred shares were outstanding.

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

The Company has realized limited sales in each of its fiscal years ended January 31, 1992 through January 31, 2001 from limited test marketing programs for its products while in the development stage. During the development stage the Company has developed over a dozen products and test marketed these products in various parts of the country.

LIQUIDITY AND CAPITAL RESOURCES

Management is no longer confident it will be able to raise capital to provide for operations and debt service. There is no assurance that additional financing will be available at all or, if available, such financing would be obtainable on terms acceptable to the Company. As a result of inadequate funding, the Company reduced its staff to two full-time and one part-time employees as of February 28, 2001. The Company has curtailed its operation significantly and is evaluating all possible avenues to obtain funds including through entering collaborative agreements or other arrangements on less favorable terms. The failure of the Company to raise capital on acceptable terms would have a material adverse effect on the Company's business, financial condition, and results of operations.

Austin Young, Inc. provided a small portion ($7,000) of the Company's operating capital during fiscal year 1997 through advances on behalf of the Company. The Company owed $202,385 to Austin Young, Inc. at January 31, 1997 and $179,052 at January 31, 1998. The balance owing to Austin Young, Inc. was reduced by $23,333 in principal and $14,167 in accrued interest during the fiscal year ended January 31, 1998 by the exercise of options by Mr. Young. In fiscal 1999, the debt to Austin-Young, Inc. was further reduced from $179,052 with proceeds of a private placement by $129,052 in principal to a balance of $50,000 at January 31, 1999. On July 6, 1999, when the Company purchased 2,800,000 shares from Austin-Young, Inc., the Company had notes due to Austin-Young, Inc. totaling $130,400 in principal and $2,921 in accrued interest. The total amount of $133,321 was amortized into a 24-month note at 8.25% with monthly payments due of $6,325. On April 1, 2000, the Company restructured the note with Austin-Young - Texas to reduce the monthly payment to $2,500 per month. This was done in conjunction with the settlement of our lease agreement and the subsequent reduction of this note. The current note is in default do to our inability to make the scheduled monthly payments. It is scheduled to mature on March 1, 2002. On January 31, 2001, the outstanding balance on this note was $41,813. The interest rate on the new loan is 8.25%. Also at January 31, 2001, the Company had notes payable to Directors John Krings, Richard Waterfield, Donald Chapman and Robert Bitterli for the following amounts respectively: $5,000, $5,000, $2,500, and $14,158. The Company also had a $3,000 note payable outstanding to a shareholder and notes payable to two officers for $8,204 and $2,545. The Company made the first $118,800 installment due on July 6, 1999 note to Austin-Young -Texas for the repurchase of shares from Austin-Young, Inc. In addition to the remaining balance of $712,800, the Company has an outstanding balance of $210,291 on the line of credit provided to the Company by Mr. Bitterli and his spouse. Revenues to date have provided insufficient funding of working capital.

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

During the fiscal year ended January 31, 1998 the Company issued 582,000 shares in private placements for $815,000, 129,784 shares for services rendered to the Company and valued at $132,380, 13,555 shares for equipment valued at $15,250, 25,000 shares through the exercise of an option to a director for $9,375 and 100,000 shares through the exercise of an option to an officer and director for $37,500 in debt relief. During the year ended January 31, 1999 the Company raised $1,219,639 (net of commissions of $53,428) through the sale of 963,269 restricted common shares. Additional milling equipment to increase the capacity of the Oregon milling facility and valued at $121,554 was acquired through the issuance of 82,063 restricted common shares. Another 135,480 restricted common shares were issued for professional services rendered to the Company and valued at $147,764. During the fiscal year ended January 31, 2000, the Company raised operating capital through several private placements. During the first quarter of the year ended January 31, 2000, the Company issued 29,001 shares of common stock in a private placement for $30,000. The Company also issued 35,000 common shares during the third quarter for services rendered to the company at a value of $11,480. The Company also obtained a $150,000 loan from Frost National Bank on September 1, 1999 to provide funds to continue the operation. Proceeds from this loan were used to pay off a note to a shareholder in the amount of $50,000. The remaining funds were used to continue operations. And in December 1999, the company issued 100,000 shares of common stock in a private placement valued at $50,000. In another private placement, the Company issued 294,584 shares of Convertible Preferred Stack for a total investment of $140,000 in cash, $12,500 for professional services, and $142,086 in debt conversion. Also during the most recent fiscal year, the Company issued 80,514 shares of common stock valued at $50,507 for Directors fees and stock for compensation to officers.

During 2001, the Company issued 347,573 shares of stock in exchange for debt as well as 790,051 shares to directors, officers, and employees for compensation

RESULTS OF OPERATIONS

During the fiscal years ended January 31, 2001 and January 31, 2000, the Company continued to incur losses that reflect the continued development stage activity and challenge to bring to market its line of products. During fiscal 2001 the losses incurred decreased to $907,111 from a loss of $958,341 in fiscal year 2000. As a result of the Company's continued challenge to generate revenue, the Company remains designated as a development stage enterprise. In addition to this fiscal year's loss, the Company has incurred losses in each of its fiscal years ended January 31, 1997, 1998 and 1999.

In fiscal year 2001, sales increased from $57,738 in 2000 to $90,734. However, the gross profit margin decrease from 34% to 25% due to one-time charges against inventory for marketing material. The primary factor which contributed to the increase in sales during 2001 was a $57,000 order received in the second quarter for our absorbent pillows. The Company operated throughout fiscal year 2001 without a sales force due to our lack of funding. The entire management team assumed responsibility for the sales function and worked to revive our sale efforts by concentrating on separate markets. Both of the absence of an officer responsible for sales and marketing and the lack of funding further delayed our ability to bring to market our products in line with industry buying cycles resulting in further delays in ramping up our sales.

Excluding an extraordinary gain of $52,275, the loss incurred in 2001 was $959,386 versus a loss of $958,341 in fiscal year 2000. Compensation related expenses remained in relatively flat in 2001 with $479,722 expensed in 2001 versus $471,456 in 2000. These expenses include salary and stock compensation for all officers and employees. Legal and accounting expenses decreased in 2001 by $31,934 due to the resolution of all outstanding litigation issues. Director's compensation decreased $16,816 as a result of board meeting occurring less frequently. Advertising and marketing expenses also significantly decreased by $18,910, as we had to curtail most marketing efforts due to our cashflow shortfall. Insurance expense decreased by $17,087 in 2001 as our workforce decreased in size and as a result our workers compensation premiums decreased. Plant related expenses also decreased primarily due to the personnel related expenses. Of the total $51,156 decrease, $46,634 was personnel related. Offsetting these decreases in operating expenses was the $163,000 increase in professional services. In order to revitalize our fund raising efforts and to expand our shareholder base, the Company retained the services of several companies throughout 2001. Each of these companies were compensated with restricted common stock. The issuance of restricted stock was a critical component in our negotiations with these companies as it alleviated the fear that these companies would receive our stock and quickly sell it on the open market. One company, Insiderstreet.com, succumbed to the dot com market frenzy and went out of business prior to meeting the requirements of the agreement. We are negotiating the return of 100,000 shares of stock due to their failure to meet contractual covenants. The Company became embroiled in a legal battle after Lakeview Holdings, Inc. bought the building in which we housed our corporate offices. The legal expenses related to that litigation totaled over $21,000. The Company did settle that dispute and received a settlement valued at approximately $125,000 including $50,000 in cash, $60,000 in debt forgiveness, and $15,000 in furniture and fixtures. Depreciation expense remained consistent with charges in 2000. Depreciation expense was $95,160 in 2001 as compared to $95,204 in 2000. An increases of $46,300 was recorded in 2001 as the Company remained reliant upon borrowed funds to sustain its operations. Aggregated, total general and administrative expenses increased in 2001 to $1,018,744, up from $891,471 in 2000. The increase of $127,273 reflects a increase of nearly 14% year over year.

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

As in past years, the Company paid $29,500 in August of 2000 to the Bureau of Land Management for claims maintenance fees. The Company also incurred these fees in the years ended January 31, 1997, 1998, and 1999.

The Company realizes gross profit margins generally ranging from 20% to 50% on its product sales depending on product line and pricing levels. While still in the test marketing phase, for the fiscal years ended January 31, 1999, 2000 and 2001 for the period from the inception date on February 9, 1984 to January 31, 2001, the Company had average gross profit margins of 34%, 48%, 25% and 35% respectively. With the Oregon milling facility on line and an increased focus on retail marketing, the gross profit margin for the fiscal year ended January 31, 2000 increased to 48% on significantly increased sales in the last one-half of the year. Profit margins should increase and then stabilize once production and marketing costs become reasonable with higher production levels and higher sales volume. Bringing the Oregon milling facility into production should also decrease product costs, thereby allowing the Company to increase gross profit margins or reduce selling prices to facilitate increasing market share on each of the products sold by the Company. The reduction in gross margin in 2001 was as a result charges for labor related to fulfilling an order of Mother Earth Cat Litter. This order was sold into the Los Angeles market as a close out product. Labor related expenses exceeded management's forecast resulting in a negative margin for this order.

The Company has maintained current ratios of 0.35, 0.50, and 2.69 respectively, for the fiscal years ended January 31, 2001, 2000 and 1999. The lower current ratio for the fiscal year ended January 31, 2001 is reflective of the increase in short-term debt the Company has had to take on to continue operations and the increase in accounts payable and accrued expenses. Also included in the current liabilities is the $118,800 payment due in July 2000 to Austin-Young, Inc. for the purchase, by the Company, of 2,800,000 shares of common stock from Austin-Young, Inc.

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

                           JANUARY 31, 2001 AND 2000

To the Board of Directors and Stockholders of American Absorbents Natural Products, Inc.

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of American Absorbents Natural Products, Inc. and Subsidiary (a Utah corporation) (a development stage company) as of January 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended and for the period February 9, 1984 to January 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Absorbents Natural Products, Inc. and Subsidiary as of January 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended and for the period February 9, 1984 to January 31, 2001 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses since its inception and has experienced liquidity problems. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



SPROUSE & WINN, L.L.P.
Austin, Texas
May 31, 2001

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                                                                           January 31,
                                                                                  ----------------------------
                                                                                      2001             2000
                                                                                  -----------      -----------
                                     ASSETS
CURRENT ASSETS
   Cash                                                                           $       244      $     9,512
   Accounts receivable                                                                  5,531           31,447
   Prepaid expenses                                                                    17,208           17,208
   Inventory                                                                          313,416          345,851
                                                                                  -----------      -----------
          Total Current Assets                                                        336,399          404,018
                                                                                  -----------      -----------

PROPERTY AND EQUIPMENT                                                                453,898          651,984
                                                                                  -----------      -----------

OTHER ASSETS
   Mining claims                                                                    5,081,569        5,081,569
   Other                                                                                1,725            1,725
   Certificates of Deposits                                                            15,000           15,000
                                                                                  -----------      -----------
          Total Other Assets                                                        5,098,294        5,098,294
                                                                                  -----------      -----------
                                                                                  $ 5,888,591      $ 6,154,296
                                                                                  ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Charges against future deposits                                                $     2,186      $       -0-
   Accounts payable and accrued expenses                                              375,581          391,938
   Notes payable                                                                      220,000          155,000
   Current portion related party long-term debt                                       365,546          252,397
                                                                                  -----------      -----------
      Total Current Liabilities                                                       963,313          799,335

   RELATED PARTY LONG-TERM DEBT, LESS CURRENT MATURTIES                               594,800          755,884
                                                                                  -----------      -----------
      Total Liabilities                                                             1,558,113        1,555,219
                                                                                  -----------      -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock; authorized 50,000,000 common shares at $0.001 par value; 10,236,930 and 7,635,766 shares issued and 7,346,930
     and 4,745,766 shares outstanding, respectively.                                   10,162            7,560
   Preferred stock; authorized 10,000,000 shares at $0.001 par value;
     -0- and 294,584  shares issued and outstanding, respectively.                        -0-              295
   Treasury stock, at cost, 2,890,000 shares in 2000                                 (945,000)        (945,000)
   Capital in excess of par value                                                  10,756,595       10,120,390
   Deficit accumulated during the development stage                                (5,491,279)      (4,584,168)
                                                                                  -----------      -----------

          Total Stockholders' Equity                                                4,330,478        4,599,077
                                                                                  -----------      -----------
                                                                                  $ 5,888,591      $ 6,154,296
                                                                                  ===========      ===========


              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    For the Years Ended               From  Inception on
                                                                        January 31,                     February 9, 1984
                                                              -------------------------------         Through  January 31,
                                                                2001                  2000                    2001
                                                              ----------           ----------              -----------
REVENUE

   Net Sales                                                  $   90,734           $   57,738              $   589,473
   Cost of goods sold                                             67,722               29,782                  384,395
                                                              ----------           ----------              -----------

      Gross Profit                                                23,012               27,956                  205,078
                                                              ----------           ----------              -----------

EXPENSES
   General and administrative                                  1,018,744              891,471                5,579,027
   Depreciation and amortization                                  95,160               95,204                  333,987
                                                              ----------           ----------              -----------

      Total Expenses                                           1,113,904              986,675                5,913,014
                                                              ----------           ----------              -----------

Other Income (Expense)
   Rent                                                            5,220               10,440                   32,092
   Interest                                                          785                1,755                    3,453
   Other                                                          57,166                  -0-                   57,166
   Gain (loss) on sale of assets                                  68,335              (11,817)                  74,318
                                                              ----------           ----------              -----------

      Net Other Income                                           131,506                  378                  167,029
                                                              ----------           ----------              -----------

Net loss before provision for income taxes                      (959,386)            (958,341)              (5,540,907)

Provision for income taxes                                           -0-                  -0-                    2,647
                                                              ----------           ----------              -----------

Net loss before extraordinary gain                              (959,386)            (958,341)              (5,543,554)

Extraordinary gain, net of income taxes                           52,275                  -0-                   52,275
                                                              ----------           ----------              -----------

Net Loss                                                      $ (907,111)          $( 958,341)             $(5,491,279)
                                                              ==========           ==========              ===========

EARNINGS (LOSS) PER SHARE:
  Basic and Diluted earnings (loss) per share
    before extraordinary gain                                 $     (.16)          $     (.17)

  Basic and Diluted extraordinary gain on debt
    restructuring                                             $      .01           $      .00
                                                              ----------           ----------

  Basic and Diluted earnings (loss) per share                 $     (.15)          $     (.17)
                                                              ==========           ==========

Weighted averages shares outstanding - basic                   5,911,366            5,748,521

Weighted average shares outstanding - diluted                  5,911,366            5,748,521

              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FROM INCEPTION ON FEBRUARY 9, 1984 TO JANUARY 31, 2001




                                                         Common Stock            Preferred Stock          Treasury
                                                    ---------------------       ----------------        ------------
                                                    Shares         Amount       Shares     Amount       Stock Amount
                                                    ------         ------       ------     ------       ------------
Balance at Inception February 9, 1984                    -0-       $ -0-         -0-      $ -0-          $ -0-

Issuance of common stock for cash                     37,500          38         -0-        -0-            -0-

Expenses paid by shareholders for the years
  ended January 31, 1990                                 -0-         -0-         -0-        -0-            -0-

Net loss from inception  to  January 31, 1990            -0-         -0-         -0-        -0-            -0-
                                                     -------       -----         ---        ---            ---
Balance at January 31, 1990                           37,500          38         -0-        -0-            -0-

Issuance of common stock for services rendered
  in August 1990                                     391,000         391         -0-        -0-            -0-

Issuance of common stock in September 1990 for
  various assets from Austin-Young, Inc.              50,000          50         -0-        -0-            -0-

Issuance of common stock for distribution
  licenses from Global Environmental
  Industries (GEI) for UT & WA, September
  1990                                                50,000          50         -0-        -0-            -0-

Contribution from Austin-Young, Inc.                     -0-         -0-         -0-        -0-            -0-

Issuance of common stock for services rendered
  in October 1990                                     12,500          12         -0-        -0-            -0-

Net loss for the year ended January 31, 1991             -0-         -0-         -0-        -0-            -0-
                                                     -------       -----         ---        ---            ---
Balance at January 31, 1991                          541,000         541         -0-        -0-            -0-

Common stock returned in exchange for common
  stock of GEI in March 1991                         (17,000)        (17)        -0-        -0-            -0-

Repurchase of common stock from Austin-Young,
  Inc. in May 1991                                  (338,000)       (338)        -0-        -0-            -0-

Cancellation of common shares                        (20,000)        (20)        -0-        -0-            -0-

Issuance of common stock for the purchase of
  product from Steelhead Specialty Mineral in
  August 1991                                         10,000          10         -0-        -0-            -0-

Issuance of common stock for the purchase of
  mining claims in October 1991                       13,214          13         -0-        -0-            -0-

Common stock canceled by officers/directors in
  January 1992                                       (20,000)        (20)        -0-        -0-            -0-

Contribution from Austin                                 -0-         -0-         -0-        -0-            -0-

Net loss for the year ended January 31, 1992             -0-         -0-         -0-        -0-            -0-
                                                     -------       -----         ---        ---            ---

Balance at January 31, 1992                          169,214         169         -0-        -0-            -0-



                                                                            Deficit
                                                                          Accumulated
                                                           Additional     During the
                                                             Paid-in      Development
                                                             Capital         Stage
                                                           ----------     -----------
Balance at Inception February 9, 1984                       $   -0-       $    -0-

Issuance of common stock for cash                               962            -0-

Expenses paid by shareholders for the years
  ended January 31, 1990                                        518            -0-

Net loss from inception  to  January 31, 1990                   -0-         (1,618)
                                                            -------       --------
Balance at January 31, 1990                                   1,480         (1,618)

Issuance of common stock for services rendered
  in August 1990                                              7,429            -0-

Issuance of common stock in September 1990 for
  various assets from Austin-Young, Inc.                    198,890            -0-

Issuance of common stock for distribution
  licenses from Global Environmental
  Industries (GEI) for UT & WA, September
  1990                                                       37,070            -0-

Contribution from Austin-Young, Inc.                         13,500            -0-

Issuance of common stock for services rendered
  in October 1990                                            37,488            -0-

Net loss for the year ended January 31, 1991                    -0-        (57,756)
                                                            -------       --------
Balance at January 31, 1991                                 295,857        (59,374)

Common stock returned in exchange for common
  stock of GEI in March 1991                                (85,423)           -0-

Repurchase of common stock from Austin-Young,
  Inc. in May 1991                                          (64,682)           -0-

Cancellation of common shares                                    20            -0-

Issuance of common stock for the purchase of
  product from Steelhead Specialty Mineral in
  August 1991                                                74,990            -0-

Issuance of common stock for the purchase of
  mining claims in October 1991                             184,987            -0-

Common stock canceled by officers/directors in
  January 1992                                                   20            -0-

Contribution from Austin                                     17,000            -0-

Net loss for the year ended January 31, 1992                    -0-        (93,315)
                                                            -------       --------

Balance at January 31, 1992                                 422,769       (152,689)




                         SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                                                         Common Stock            Preferred Stock          Treasury
                                                    Shares         Amount       Shares     Amount       Stock Amount
                                                    ------         ------       ------     ------       ------------
Issuance of common stock for the acquisition of
  Geo-Environment Services, Inc. in February
  1992                                               701,800         702          -0-        -0-            -0-

Issuance of common stock for the purchase of
  mining claims in March 1992                       243,000          243          -0-        -0-            -0-

Common stock canceled by officers and directors
  in June 1992                                      (32,430)         (32)         -0-        -0-            -0-

Cancellation of fractional shares due to
  reverse stock split                                   (21)         -0-          -0-        -0-            -0-

Contribution by Austin-Young, Inc.                       -0-         -0-          -0-        -0-            -0-

Issuance of common stock (pursuant to a
  repurchase agreement in May, 1991) to
  Austin-Young, Inc. for relief of debt in
  July 1992                                        3,380,000       3,380          -0-        -0-            -0-

Net loss for the year ended January 31, 1993             -0-         -0-          -0-        -0-            -0-
                                                     -------       -----         ---        ---            ---

Balance at January 31, 1993                        4,461,563       4,462          -0-        -0-            -0-

Issuance of common stock for services rendered
  in June 1993                                        17,800          18          -0-        -0-            -0-

Issuance of common stock Austin-Young, Inc. in
  June 1993                                           12,000          12          -0-        -0-            -0-

Issuance of common stock for cash October 1993        66,667          67          -0-        -0-            -0-

Issuance of common stock as down payment on
  building October 1993                                6,000           6          -0-        -0-            -0-

Issuance of common stock for services rendered
  October 1993                                        17,000          17          -0-        -0-            -0-

Issuance of common stock for cash December 1993       80,072          80          -0-        -0-            -0-

Contribution by Austin-Young, Inc.                       -0-         -0-          -0-        -0-            -0-

Net loss for the year ended January 31, 1994             -0-         -0-          -0-        -0-            -0-
                                                     -------       -----         ---        ---            ---
Balance at January 31, 1994                        4,661,102       4,662          -0-        -0-            -0-

Issuance of common stock for services rendered
  February 1994                                        6,000           6          -0-        -0-            -0-

Issuance of common stock for services rendered
  in June 1994                                        41,750          42          -0-        -0-            -0-

Issuance of common stock in a private offering        22,500          22          -0-        -0-            -0-

Issuance of common stock for services rendered
  in November 1994                                    15,000          15          -0-        -0-            -0-

Contribution by Austin-Young, Inc.                       -0-         -0-          -0-        -0-            -0-

Net loss for the year ended January 31, 1995             -0-         -0-          -0-        -0-            -0-
                                                     -------       -----         ---        ---            ---
Balance at January 31, 1995                        4,746,352       4,747          -0-        -0-            -0-

Issuance of common stock for services                  9,000           9          -0-        -0-            -0-

Issuance of common stock in a private
  offering                                           214,168         214          -0-        -0-            -0-




                                                                       Deficit
                                                                     Accumulated
                                                      Additional     During the
                                                        Paid-in      Development
                                                        Capital         Stage
                                                      ----------     -----------
Issuance of common stock for the acquisition of
  Geo-Environment Services, Inc. in February
  1992                                                    96,442            -0-

Issuance of common stock for the purchase of
  mining claims in March 1992                          4,859,757            -0-

Common stock canceled by officers and directors
  in June 1992                                                32            -0-

Cancellation of fractional shares due to
  reverse stock split                                        -0-            -0-

Contribution by Austin-Young, Inc.                        10,000            -0-

Issuance of common stock (pursuant to a
  repurchase agreement in May, 1991) to
  Austin-Young, Inc. for relief of debt in
  July 1992                                               61,620            -0-

Net loss for the year ended January 31, 1993                 -0-       (136,304)
                                                       ---------       --------
Balance at January 31, 1993                            5,450,620       (288,993)

Issuance of common stock for services rendered
  in June 1993                                            26,682            -0-

Issuance of common stock Austin-Young, Inc. in
  June 1993                                               35,988            -0-

Issuance of common stock for cash October 1993           199,936            -0-

Issuance of common stock as down payment on
  building October 1993                                   29,994            -0-

Issuance of common stock for services rendered
  October 1993                                            50,983            -0-

Issuance of common stock for cash December 1993          191,321            -0-

Contribution by Austin-Young, Inc.                        36,000            -0-

Net loss for the year ended January 31, 1994                 -0-       (310,862)
                                                       ---------       --------
Balance at January 31, 1994                            6,021,524       (599,855)

Issuance of common stock for services rendered
  February 1994                                           29,994            -0-

Issuance of common stock for services rendered
  in June 1994                                           175,458            -0-

Issuance of common stock in a private offering            89,978            -0-

Issuance of common stock for services rendered
  in November 1994                                        46,235            -0-

Contribution by Austin-Young, Inc.                        36,000            -0-

Net loss for the year ended January 31, 1995                 -0-       (709,048)
                                                       ---------       --------
Balance at January 31, 1995                            6,399,189     (1,308,903)

Issuance of common stock for services                     22,391             -0-

Issuance of common stock in a private
  offering                                               394,148             -0-


                         SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                                                         Common Stock            Preferred Stock          Treasury
                                                    ---------------------       -----------------       ------------
                                                    Shares         Amount       Shares     Amount       Stock Amount
                                                    ------         ------       ------     ------       ------------

Contribution by Austin-Young, Inc.                       -0-         -0-          -0-        -0-           -0-

Net loss for the year ended January 31, 1996             -0-         -0-          -0-        -0-           -0-
                                                  ----------      ------      -------       ----     ---------
Balance at January 31, 1996                        4,969,520       4,970          -0-        -0-           -0-

Issuance of common stock for cash in a
  private offering                                   130,960         131          -0-        -0-           -0-

Issuance of common stock for services                259,620         260          -0-        -0-           -0-

Net loss for the year ended January 31, 1997             -0-         -0-          -0-        -0-           -0-
                                                  ----------      ------      -------       ----     ---------
Balance at January 31, 1997                        5,360,100       5,361          -0-        -0-           -0-

Issuance of common stock for cash in a private
  offering (net of commissions of $84,575)            582,00         582          -0-        -0-           -0-

Issuance of common stock for services                129,784         130          -0-        -0-           -0-

Issuance of common stock for purchase of
  equipment                                           13,555          13          -0-        -0-           -0-

Issuance of common stock for cash pursuant to a
  stock option plan                                   25,000          25          -0-        -0-           -0-

Issuance of common stock for partial redemption
  of a note pursuant to a stock option plan          100,000         100          -0-        -0-           -0-

Net loss for the year ended January 31, 1998             -0-         -0-          -0-        -0-           -0-
                                                  ----------      ------      -------       ----     ---------
Balance at January 31, 1998                        6,210,439       6,211          -0-        -0-           -0-

Issuance of common stock in a private placement
  offering (net of commissions of $53,428)           963,269         963          -0-        -0-           -0-

Issuance of common stock for services                135,480         136          -0-        -0-           -0-

Issuance of common stock for purchase of
  equipment                                           82,063          82          -0-        -0-           -0-

Net loss for the year ended January 31, 1999             -0-         -0-          -0-        -0-           -0-
                                                  ----------      ------      -------       ----     ---------
Balance at  January 31, 1999                       7,391,251       7,392          -0-        -0-           -0-

Issuance of common stock in a private placement
  offering                                           129,001          78          -0-        -0-           -0-

Issuance of common stock for services                115,514          90          -0-        -0-           -0-

Issuance of preferred stock to redeem debt               -0-         -0-      142,084        142           -0-

Issuance of preferred stock in a private
  offering                                               -0-         -0-      152,500        153           -0-

Reacquire common stock for note payable           (2,520,000)        -0-          -0-        -0-      (831,600)

Reacquire common stock in settlement of note
   receivable                                        (50,000)        -0-          -0-        -0-        (5,000)

Repurchase common stock                             (320,000)        -0-          -0-        -0-      (108,400)

Net loss for the year ended January 31, 2000             -0-         -0-          -0-        -0-           -0-
                                                  ----------      ------      -------       ----     ---------
Balance at January 31, 2000                        4,745,766      $7,560      294,584       $295     $(945,000)

                                                                             Deficit
                                                                           Accumulated
                                                    Additional             During the
                                                     Paid-in               Development
                                                     Capital                  Stage
                                                   ------------           -------------
Contribution by Austin-Young, Inc.                    36,000                     -0-

Net loss for the year ended January 31, 1996             -0-                (401,467)
                                                 -----------             -----------
Balance at January 31, 1996                        6,851,728              (1,710,370)

Issuance of common stock for cash in a
  private offering                                   156,729                     -0-

Issuance of common stock for services                262,359                     -0-

Net loss for the year ended January 31, 1997             -0-                (464,662)
                                                 -----------             -----------
Balance at January 31, 1997                        7,270,816              (2,175,032)

Issuance of common stock for cash in a private
  offering (net of commissions of $84,575)           729,843                     -0-

Issuance of common stock for services                131,782                     -0-

Issuance of common stock for purchase of
  equipment                                           15,236                     -0-

Issuance of common stock for cash pursuant to a
  stock option plan                                    9,350                     -0-

Issuance of common stock for partial redemption
  of a note pursuant to a stock option plan           37,400                     -0-

Net loss for the year ended January 31, 1998             -0-                (489,525)
                                                 -----------             -----------
Balance at January 31, 1998                        8,194,427              (2,664,557)

Issuance of common stock in a private placement
  offering (net of commissions of $53,428)         1,218,676                     -0-

Issuance of common stock for services                147,628                     -0-

Issuance of common stock for purchase of
  equipment                                          121,472                     -0-

Net loss for the year ended January 31, 1999            -0-                 (961,270)
                                                -----------              -----------
Balance at  January 31, 1999                      9,682,203               (3,625,827)

Issuance of common stock in a private placement
  offering                                           79.921                     -0-

Issuance of common stock for services                65,547                     -0-

Issuance of preferred stock to redeem debt          140,372                     -0-

Issuance of preferred stock in a private
  offering                                          152,347                     -0-

Reacquire common stock for note payable                 -0-                     -0-

Reacquire common stock in settlement of note
   receivable                                           -0-                     -0-

Repurchase common stock                                 -0-                     -0-

Net loss for the year ended January 31, 2000            -0-                (958,341)
                                                -----------             -----------
Balance at January 31, 2000                     $10,120,390             $(4,584,168)


                         SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                                                         Common Stock            Preferred Stock          Treasury
                                                    ---------------------       -----------------       ------------
                                                    Shares         Amount       Shares     Amount       Stock Amount
                                                    ------         ------       ------     ------       ------------

Issuance of common stock for debt and interest       347,573       $ 348     $     -0-     $  -0-       $     -0-

Issuance of common stock for compensation            790,051         790           -0-        -0-             -0-

Issuance of common stock for services              1,007,124       1,007           -0-        -0-             -0-

Conversion of preferred stock to common stock        441,880         442      (294,584)      (295)            -0-

Issuance of common stock for dividend on
  preferred stock                                     14,536          15           -0-        -0-             -0-

Net loss for the year ended January 31, 2001             -0-         -0-           -0-        -0-             -0-
                                                   ---------     -------     ---------     ------       ---------
Balance at January 31, 2001                        7,346,930     $10,162     $     -0-     $  -0-       $(945,000)
                                                   =========     =======     =========     ======       =========


                                                                             Deficit
                                                                           Accumulated
                                                    Additional             During the
                                                     Paid-in               Development
                                                     Capital                  Stage
                                                   ------------           -------------
Issuance of common stock for debt and interest      $   111,351             $       -0-

Issuance of common stock for compensation               234,866                     -0-

Issuance of common stock for services                   280,411                     -0-

Conversion of preferred stock to common stock              (147)                    -0-

Issuance of common stock for dividend on
  preferred stock                                         9,724                     -0-

Net loss for the year ended January 31, 2001                -0-                (907,111)
                                                    -----------             -----------
Balance at January 31, 2001                         $10,756,595             $(5,491,279)
                                                    ===========             ===========


              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                        AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                      AND SUBSIDIARY
                                (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   For the Years Ended                    From Inception on
                                                                        January 31,                        February 9, 1984
                                                         ----------------------------------------         Through January 31,
                                                               2001                     2000                     2001
                                                         -----------------       ----------------        ---------------------
Cash Flows From Operating Activities
   Net loss                                                     $(907,111)             $(958,341)           $(5,491,279)
   Extraordinary gain on debt restructuring                       (52,275)                   -0-                (52,275)
   Depreciation and amortization                                   95,160                 95,204                333,987
   (Increase) decrease in receivables                              25,916                 22,288                 (5,531)
   (Increase) decrease in prepaid expenses                             -0-                   -0-                 (5,208)
   (Increase) decrease in inventory                                32,435                (83,730)              (240,241)
   Increase (decrease) in payables                                (14,171)               279,950                340,350
   Gain from disposal of fixed assets                             (68,335)                11,817                (54,958)
   Stock issued for interest on debt                                4,199                    -0-                  4,199
   Stock for dividend on preferred stock                            9,739                    -0-                  9,739
   Stock issued for services                                      517,074                 66,150              1,522,689
   Expenses paid by shareholder                                       -0-                    -0-                149,018
                                                              -----------             ----------           ------------
       Net Cash Used by Operating Activities                     (357,369)              (566,662)            (3,489,510)
                                                              -----------             ----------           ------------

Cash Flows From Investing Activities
   Purchase of fixed assets                                       (18,739)               (23,441)              (740,250)
   Proceeds from sale of fixed assets                             190,000                    -0-                190,000
   Purchase of product tradenames                                     -0-                 (1,725)               (28,683)
   Purchase of note receivable                                        -0-                    -0-                 (5,000)
   Purchase of certificates of deposit                                -0-                    -0-                 (1,524)
   Organization costs                                                 -0-                    -0-                (15,000)
   Purchase/sale of mining                                            -0-                    -0-                  7,920
   Development costs                                                  -0-                    -0-                (58,599)
   Purchase of mining claims                                          -0-                    -0-                150,000
   Sale of licenses                                                   -0-                    -0-                (65,000)
                                                              -----------             ----------           ------------

       Net Cash Provided (Used) by Investing                      171,261                (25,166)              (566,136)
                                                              -----------             ----------           ------------
Activities

Cash Flows From Financing Activities
   Issuance of common stock                                           -0-                 79,999              3,210,061
   Issuance of preferred stock                                        -0-                152,500                152,500
   Issuance of notes payable                                      484,200                555,821               1,687,231
   Purchase of treasury stock                                         -0-               (108,400)              (108,400)
   Principal payments on debt                                    (307,360)               (83,546)              (885,502)
                                                              -----------             ----------           ------------

       Net Cash Provided by Financing Activities                  176,840                596,374              4,055,890
                                                              -----------             ----------           ------------

Net (Decrease) Increase In Cash                                    (9,268)                 4,546                    244

Cash at Beginning of Period                                         9,512                  4,966                    -0-
                                                              -----------             ----------           ------------

Cash at End of Period                                           $     244              $   9,512            $       244
                                                            =============             ==========           =============




              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)


                                                                         For the Years Ended             From Inception on
                                                                            January 31,                   February 9, 1984
                                                                   ----------------------------------    Through January 31,
                                                                         2001                2000              2001
                                                                   -----------------  ----------------   -------------------
Supplemental cash flow information:

Cash Paid For:
   Interest                                                         $     37,307          $  13,238         $     83,365
   Income Taxes                                                     $        -0-          $     -0-         $      2,547

Non-Cash Transactions:
   Stock issued for mining claims                                   $        -0-           $    -0-         $  5,045,000
   Stock issued for down payment on building                        $        -0-           $    -0-         $     30,000
   Stock issued for services and compensation                       $    517,074           $ 66,150         $  1,522,689
   Stock issued for debt                                            $    107,500           $    -0-         $    107,500
   Stock issued for interest on debt                                $      4,199           $    -0-         $      4,199
   Stock issued for dividends on preferred stock                    $      9,739           $    -0-         $      9,739
   Stock issued for stock of Geo-Environment Services, Inc.         $        -0-           $    -0-         $     97,144
   Stock issued for Inventory                                       $        -0-           $    -0-         $     75,000
   Stock issued for assets from Austin-Young, Inc. and              $        -0-
      Global Environmental Industries                                                      $    -0-         $    236,060
   Stock issued for purchase of equipment                           $        -0-           $    -0-         $    136,803
   Stock issued for partial redemption of note                      $        -0-           $    -0-         $     37,500

   Treasury stock repurchased in exchange for debt                  $        -0-           $831,600         $    831,600
   Treasury stock repurchased in settlement of note                 $        -0-           $  5,000         $      5,000
      receivable
   Debt assumed by buyer of fixed asset disposition                 $        -0-           $ 14,281         $     14,281
   Preferred stock issued as redemption of debt                     $        -0-           $142,084         $    142,084




              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE YEARS ENDED JANUARY 31, 2001 AND 2000



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

                  FOR THE YEARS ENDED JANUARY 31, 2001 AND 2000

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

NONMONETARY TRANSACTIONS

         Nonmonetary transactions are transactions for which no cash was exchanged and for which shares of common stock were exchanged for assets, services, or repayment of debt. These transactions are recorded at fair market value as determined by the board of directors.

INVENTORIES

         Inventories are stated at the lower of cost (FIFO method) or market, and consist of the following:

                                                  2001             2000
                                                --------         --------
         Finished goods                         $ 65,852         $ 72,787
         Packaging products                      148,634          174,134
         Raw materials                            98,930           98,930
                                                --------         --------
                                                $313,416         $345,851
                                                ========         ========

ACCOUNTS RECEIVABLE

         Accounts receivables are shown net of the allowance for doubtful accounts. This amount was determined to be $-0- at January 31, 2001 and 2000, respectively.

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                  FOR THE YEARS ENDED JANUARY 31, 2001 AND 2000

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2: GOING CONCERN

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $626,914, an accumulated deficit of $5,491,279 as of January 31, 2001, and a net loss for the year then ended of $907,111. Accordingly, its ability to continue as a going concern is dependent on obtaining capital and financing for its planned principal operations. The Company has entered into negotiations to be acquired by another company. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

NOTE 3: INCOME TAXES

         The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" in the fiscal year ended August 31, 1996 and has applied the provisions of the statement on a retroactive basis to the previous fiscal years which resulted in no significant adjustment.

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

         Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at January 31, 2001 and earlier years, and accordingly, no deferred tax liabilities have been recognized for all years.

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                  FOR THE YEARS ENDED JANUARY 31, 2001 AND 2000

NOTE 3: INCOME TAXES (CONTINUED)

The Company had cumulative net operating loss carryforwards of approximately $3,900,000 at January 31, 2001 and $3,000,000 at January 31, 2000. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates of $1,365,000 at January 31, 2001 and $1,050,000 at January 31, 2000 have been offset by valuation reserves of the same amount. The net change in deferred tax asset and offsetting valuation reserve amounted to $315,000 for 2001 and $281,000 for 2000.

The net operating losses begin to expire in the year 2016.

NOTE 4: RELATED PARTY TRANSACTIONS

A significant portion of the outstanding shares of the Company are owned by Austin-Young, Inc., a Utah corporation that has its primary office in Austin, Texas. Some individuals are officers and directors in both Austin-Young, Inc. and the Company. During the periods shown, there were several transactions involving the majority shareholder and the Company's officers and directors, as follows:

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

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                  FOR THE YEARS ENDED JANUARY 31, 2001 AND 2000

NOTE 4: RELATED PARTY TRANSACTIONS (CONTINUED)

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

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                  FOR THE YEARS ENDED JANUARY 31, 2001 AND 2000

NOTE 4: RELATED PARTY TRANSACTIONS (CONTINUED)

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

In 1997, the Company issued 16,751 shares of stock to Austin-Young, Inc. for rent for the use of office space. The office space is rented pursuant to a 60 month lease agreement. In 1999, the Company paid cash for use of office space. Total rent paid in 1999 was $22,800. The lease was terminated by both parties early in fiscal year 2001.

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

The Company has various notes payable with directors, officers and employees of the Company. During 2000, the Company received proceeds of $240,821 and made payments of $63,546 on these notes. Included in payments made is $30,000 that was converted to preferred stock. During 2001, the Company received proceeds of $264,200 and made payments of $272,168 on these notes. Included in payments made is $107,500 that was converted to common stock.

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                  FOR THE YEARS ENDED JANUARY 31, 2001 AND 2000

NOTE 4: RELATED PARTY TRANSACTIONS (CONTINUED)

During 2001, the Company issued 347,573 shares of stock in exchange for debt at an average price of $0.32.

During 2001, the Company issued $790,051 shares to directors, officers, and empoyees for compensation at an average price of $0.30.


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

June 1994 - 25,750 shares were issued at $4 per shares for services rendered

June 1994 - 11,000 shares were issued at $5 per share for services rendered.

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                  FOR THE YEARS ENDED JANUARY 31, 2001 AND 2000

NOTE 5: NONMONETARY TRANSACTIONS (CONTINUED)

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

During 2001, the Company issued 347,573 shares of stock in exchange for debt at an average price of $0.32.

During 2001, 1,007,124 shares were issued to vendors for services rendered at an average price of $0.28.

During 2001, the Company issued 790,051 shares to Directors, Officers and employees for compensation at an average cost of $.30.

During 2001, the Company converted all outstanding preferred stock to common stock. Each share of preferred stock was converted into one and one half shares of common stock.

During 2001, the Company issued 14,356 shares of common stock in payment of cumulative dividend on preferred stock.

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                  FOR THE YEARS ENDED JANUARY 31, 2001 AND 2000

NOTE 5: NONMONETARY TRANSACTIONS (CONTINUED)

All nonmonetary transactions, with related parties and non related parties, transacted with stock of the Company were measured either at the estimated fair value of the stock being issued (stock market quotations) or fair value of goods or services being rendered, whichever was more readily measurable.

NOTE 6: PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                        January 31                January 31
                                           2001                      2000
                                         ---------                 --------
Plant                                    $ 105,946                 $287,781
Machinery and equipment                    534,601                  515,853
Mining site improvements                    52,715                   53,696
Accumulated depreciation                 (239,364)                 (205,346)
                                         --------                  --------
                                         $ 453,898                 $651,984
                                         =========                 ========

Machinery and equipment (including computer equipment and vehicles) is depreciated on the straight-line method over the estimated useful lives of three to seven years. Plant is being depreciated (straight line) over the estimated useful life of 20 years. Site improvements are being depreciated (straight line) over an estimated useful life of ten years. Depreciation expense is $95,160 and $95,204 for the years January 31, 2001 and 2000, respectively.

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

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                  FOR THE YEARS ENDED JANUARY 31, 2000 AND 2001

NOTE 7: MINING CLAIMS (CONTINUED)

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

NOTE 8: NOTES PAYABLE

Notes payable consist of the following:

                                                                              January 31
                                                                          2001          2000
                                                                        --------      --------
A note with an individual. The original value of the note is
$5,000. The note has an interest rate of 8.50% and is due on demand. The note may also be converted to common stock
of the Company.                                                         $    -0-      $  5,000


A note with a bank secured by a building. The note has an
interest rate of 9.25% with monthly payments of interest.
The note matures on September 2, 2000.                                       -0-       150,000

An unsecured note with a coproration.                                    220,000           -0-
                                                                        --------      --------

Total                                                                   $220,000      $155,000
                                                                        ========      ========

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                  FOR THE YEARS ENDED JANUARY 31, 2001 AND 2000

NOTE 9: RELATED PARTY NOTES PAYABLE

Notes payable - related party consist of the following:

                                                                              January 31
                                                                          2001          2000
                                                                        --------      --------
A note with a former director of the Company. The original
value of the note was $112,275. The note has an interest rate of 8.25% and 8.50% as of January 31, 2001 and 2000, respectively, with monthly payments of principal and interest of $2,500 and
$6,325, respectively. The note matures in March 2002.                   $ 41,813      $112,275

A note with a director secured by a building. The original value of the note was $5,000. The note has an interest rate of 8.50% and
is due on March 16, 2000.                                                    -0-         5,000

A note with a director secured by a building.  The original value of the note was $50,000.  The note has an interest rate of 8.50% and is
due on March 15, 2000.                                                       -0-        50,000

A note with an officer of the Company.  The original value of the note was $50,000.  The note has an interest rate of 5% and matures on August 2, 1999. The note may be converted to preferred stock of
the Company.                                                                 -0-        45,000

A note with an officer of the Company.  The original value of the note was $15,000.  The note has an interest rate of 8.50% and is due
on demand.                                                                   -0-        15,000

A note with a former officer and director of the Company secured by
2,800,000 shares of common stock of the Company. The original value of the note was $924,000. The note has annual principal and interest
payments of $118,800.  The note matures in July 2006.                    667,833       781,006

A note with a director of the Company.  The note has an interest
rate of 10.00%, and is due on February 17, 2001.                           5,000           -0-

A line of credit of $215,000, with an officer of the Company.
The note has an interest rate of 10.0% and is due on March 31,
2001. The note has monthly payments of principal and interest of $2,500 with a balloon payment on all unpaid principal and interest at maturity. The line of credit is secured by the
warehouse in Oregon.                                                     210,292           -0-

A note with an officer of the Company.  The note has an interst
rate of 10.0%, and matures on January 7, 2001.                             8,205           -0-

A note with an employee.  The note has an interest rate of 10.0%,
and matures on Janurary 8, 2001.                                           2,545           -0-

A note with a director of the Company.  The note has an interst
rate of 10.0%, and matures on January 8, 2001.                             2,500           -0-

A note with a director of the Company. The note has an interst
rate of 10.0%, and matures on January 11, 2001.                            2,500           -0-

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                 FOR THE YEARS ENDED JANUARY 31, 2001 AND 2000

NOTE 9: RELATED PARTY NOTES PAYABLE (CONTINUED)


A note with a director of the Company.  The note has an interest
rate of 10% and matures on January 7, 2001.                                8,250           -0-

A note with a director of the Company.  The note has an interest
rate of 10% and matures on March 3, 2001.                                  5,908           -0-

A note with a director of the Company.  The note has an interst
rate of 10.0%, and matures on January 14, 2001.                            2,500           -0-

A note with a director of the Company.  The note has an interst
rate of 10.0%, and matures on January 11, 2001.                            3,000           -0-
                                                                        --------    ----------
Total                                                                    960,346     1,008,281
Less curent marurities                                                  (366,346)     (252,397)
                                                                        --------    ----------
Related party long-term debt, less current maturities                   $594,000    $  755,884
                                                                        ========    ==========

Future maturities of related party long-term debt are as folows:

               2002                        $366,346
               2003                         118,800
               2004                         118,800
               2005                         118,800
               2006                         118,800
               Thereafter                   118,800
                                           --------
                     Total                 $960,346
                                           ========


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

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                  FOR THE YEARS ENDED JANUARY 31, 2001 AND 2000

NOTE 10: PRIVATE PLACEMENT OF COMMON STOCK (CONTINUED)

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

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                  FOR THE YEARS ENDED JANUARY 31, 2001 AND 2000

NOTE 11: EARNINGS PER SHARE

A reconciliation of basic and diluted earnings (loss) per share is as follows:

                                                                     YEARS ENDED JANUARY 31,
                                                               ----------------------------------
                                                                   2001                 2000
                                                               -------------        -------------
     NUMERATOR:                                                Basic/Diluted        Basic/Diluted
        Net income (loss)  before extraordinary
          gain                                                  $ (959,386)          $ (958,341)
        Extraordinary gain on settlement with
          equipment lessors                                         52,275                 0.00
                                                                ----------           ----------
        Net income (loss) available to common
          stockholders                                          $ (907,111)          $ (958,341)
                                                                ==========           ==========
     DENOMINATOR:
        Weighted average shares outstanding                      5,911,366            5,748,521
        Effect of dilutive securities:
              Preferred stock                                         0.00                 0.00
                                                                ----------           ----------
         Weighted average shares outstanding                     5,911,366            5,748,521
                                                                ==========           ==========

     Earnings (loss) per share before
       extraordinary item                                       $     (.16)          $     (.17)
     Extraordinary gain on debt restructuring                          .01                  .00
                                                                ----------           ----------
     Earnings (loss) per share                                  $     (.15)          $     (.17)
                                                                ==========           ==========


NOTE 12: FAIR VALUES OF FINANCIAL INSTRUMENTS

The following listing of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosure About Fair Value of Financial Instruments". The carrying amounts and fair value of the Company's financial instruments at January 31, 2001 are as follows:

                                          JANUARY 31, 2001           JANUARY 31, 2000
                                      ------------------------   ------------------------
                                        Carrying   Fair Values     Carrying   Fair Values
                                         Amount         ------      Amount         ------
                                         ------                     ------
Cash                                  $      244   $      244      $  9,512     $  9,512
Accounts receivable                   $    5,531   $    5,531      $ 31,447     $ 31,447
Notes payable including                                                       $1,163,281
  current maturities                  $1,180,346   $1,180,346    $1,163,281

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                  FOR THE YEARS ENDED JANUARY 31, 2001 AND 2000

NOTE 12: FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

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


NOTE 14: STOCK OPTIONS

The Company approved a stock option plan to the officers and directors of the Company. A total of 250,000 options to purchase 250,000 shares were offered at a price of $0.375 (the market price at the time of offering). The options expire on June 17, 2004. During 1998, 125,000 options were exercised at the option price of $0.375 for total consideration of $46,875 ($9,375 cash and $37,500 in relief of debt). No options were exercised in 2001 or 2000.


NOTE 15: LEASE ON OFFICE SPACE

During 2000 and 2001, the Company has leased out a portion of its warehouse in Austin, Texas to another individual for $880 per month. The lease is month to month.

The Company leases certain equipment under non-cancelable operating leases. Rent expense for the year ended January 31, 2001 amounted to $26,161.

Future minimum rentals are as follows:

               2002                          $7,248
               2003                           5,511
               2004                           4,932
               2005                           3,699
                                            -------
                  Total                     $21,390
                                            =======

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                  FOR THE YEARS ENDED JANUARY 31, 2001 AND 2000

NOTE 16: EXTRAORDINARY GAIN

During the year ended January 31, 2001, the Company was able to negotiate the reduction of a note payable by $52,275, resulting in an extraordinary gain of $52,275.


NOTE 17: SUBSEQUENT EVENT

Subsequent to year end, the Board of Directors elected to close the Austin office and permanently lay off certain employees.

Subsequent to year end the Company entered into negotiations to be acquired by a another company.

Subsequent to year end the Board of Directors authorized the borrowing of $200,000, of which $100,000 will be guaranteed by the Company. The interest rate on the note is the prime interest rate plus two percent, and the note is due on demand, or if no demand is made on April 30, 2002.

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



                                    PART III



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT:

                                                                                        SERVED AS
                                         POSITIONS WITH THE                            DIRECTOR OR
      NAME                                    COMPANY                         AGE     OFFICER SINCE
      ----                               ------------------                   ---     -------------
      Robert L. Bitterli            Chairman of the Board, Chief              44          1999
                                    Executive Officer, Director
                                    (May 99)

      Richard A. Waterfield         Director (March 1, 1999)                  61          1999

      Don Chapman                   Director (May 1999)                       64          1999

      John Krings                   Director (May 1999)                       71          1999

      Gerald Clay                   Director (October 2000)                   58          1999

      Patrick Cassidy               Director (September 1999)                 63          1999

      Dr. Jan Krason                Director (February 2000)                  69          2000

      James W. Haake                Chief Operating Officer                   51          1999

      David C. Scott                Chief Financial Officer                   37          1999

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

James Toney resigned as VP of Plant Operations effective March 31, 2000.

David Scott was appointed President May 1, 2000.

David Stein resigned as director in June 2000.

Gerald C. Clay was elected to the Board of Directors in October 2000.

Mr. James Haake's employment with the Company was terminated effective February 28, 2001 due to ongoing cash flow issues.

Ms. Deborah Smetzer's employment with the Company was terminated effective February 28, 2001 due to ongoing cash flow issues.

ROBERT L. BITTERLI served as a director of the Company from June 1995 until June 1996 and became a director of the Company again in May 1999. He also became Chief Executive Officer and President of the Company in May 1999. Mr. Bitterli founded and served as President of Windfall Corporation, a management consulting firm, specializing in corporations seeking and working with government contracts. He also served as President of Security First Group Benefits Corporation, one of the Trilon Financial group of companies (the 12th largest financial organization in the world), providing marketing, sales, communication and administrative services to employers for both qualified and non-qualified pension and retirement plans. He served as Vice President of Security First Group, a company providing investments and investment advisory services and as General Partner of the Diversified Securities Network, a company specializing in the sales of securities and limited partnerships. Mr. Bitterli was with Security First Group for twelve years. He also owns J&B Properties, a residential property investment and management company, and a majority interest in Devin Lane Publishing, a publisher of thriller fiction. He served with honor in the United States Army in an enlisted and commissioned capacity. He holds a B.S. degree in Psychology from Campbell University in Bueise Creek, North Carolina and an M.A. in Business Administration and Personnel Management, both from Webster University in St. Louis, Missouri. Age 44.

RICHARD A. WATERFIELD has served as a director of the Company since March 1999. He has been the owner of Database Marketing, a high tech marketing company, since February 1997 and the owner of Waterworks Productions since October 1992. Mr. Waterfield has been a loan consultant and lobbyist with Waterfield and Associates since October 1991. He was elected as a representative to the Texas State Legislature for District 88 and served two terms from 1986 to 1991. During that time he was voted Outstanding Freshman Legislator. He served on the Human Services Agriculture Committee and as a member of the Congressional Oil and Gas Advisory Committee. From 1984 to 1991, Mr. Waterfield was the owner of Washita Investments, a commodities trading firm. He was a part owner in Canadian Feed-yard working in commercial cattle feeding operations, commodity trading and risk management from 1975 to 1984. Mr. Waterfield has served on the Canadian City Council, the Canadian School Board and on the board of directors of First State Bank of Canadian, Texas. He attended Oklahoma State University majoring in business and animal science. Age 61.

DONALD R. CHAPMAN has served as a director of the Company since May 1999. From 1962 to the present, Mr. Chapman has been involved in real estate investments including purchase and sale of properties, financing of properties, construction of properties and sub-division development. Since 1970, he has been self-employed through the ownership of his own automobile sales and financing company, Don Chapman Motor Sales. From 1960 to 1970, Mr. Chapman was employed in auto sales and financing by Republic Finance Company. From 1959 to 1960, he was in auto sales for Armstrong-Johnson Ford in Austin, Texas. Mr. Chapman attended the University of Texas at Austin from 1954 to 1959. Age 64.

THE HONORABLE JOHN KRINGS has served as Director of the Company since July 1999. Mr. Krings is currently the president of Krings, Corporation. Krings Corporation provides consulting services for the defense industry, National Aeronautics and Space Agency, and the Federal Aviation Agency. Prior to serving as President of Krings Corporation, Mr. Krings served as Assistant Secretary of Defense. The President appointed Mr. Krings as the first Director, Operational Test and Evaluation (DOT&E)), Department of Defense
(DOD), at the level of Assistant Secretary of Defense. As such, he worked directly for the Secretary of Defenses and Congress. Mr. Krings also served on the Defense Resource Board and Defense Acquisition Board. He evaluated and reported independently to the Congress and the Secretary of Defense in regard to the effectiveness and suitability of all major weapon systems as a prerequisite to military systems entering full production. Mr. Krings has thirty years experience in aerospace design, engineering, testing, marketing and management with McDonnell Douglas Corporation. He was responsible for all of McDonnell Douglas Corporation Navy and Marine Corps programs. Mr. Krings served in the Air Force and Air National Guard as fighter pilot, test pilot, and nuclear weapons expert. Mr. Krings holds a B.S. degree in Chemistry and Physics. Age 71.

DR. PATRICK CASSIDY has served as director of the Company since September 1999. Following his education at the University of Illinois, Iowa and Arizona and two years in industry, Dr. Patrick Cassidy began as a group leader for Chemistry and Materials at Tracor in Austin in 1966. In this contract research and development endeavor he developed programs with NASA and the US Navy which became the foundation for a new company, Texas Research Institutes
(TRI) of which he was a co-founder and which developed into a $12 million research and development enterprise. In 1971 Dr. Cassidy joined the Chemistry Department at Southwest Texas State University (SWT) where he began the Polymer Research Group (PRG) which grew into the largest polymer synthesis group in the southwest United States. That effort has resulted in over $7,000,000 in grants and contracts coming to SWT. Dr. Cassidy also initiated in 1993 the Institute for Environmental and Industrial Science (IEIS) at SWT, an entity which serves regional industries using university resources, all the while creating educational opportunities for students and research fellows. His technical publications number over 140 including one book and ten chapters in other books and encyclopedias. Oral papers total over 160 and eight patents have issued under his direction. Invited lectures have been international in scope including India, France, Holland, Mexico, Germany and Japan and have been given at about 50 locations. Dr. Cassidy has been active professionally as well serving in local and national capacities for the American Chemical Society as a referee for several journals as a proposal referee and as an advisory board member for another university and an international journal. Age 63.

GERALD C. CLAY has had a lifelong career as a corporate business executive, entrepreneur and consultant. He worked in sales management for Beatrice Foods and Uncle Ben's, a subsidiary of Mars, Inc., before joining Star-Kist Foods, a subsidiary of H. J. Heinz Company, as General Manager of International Business Development. In this capacity he managed existing profit centers, identified, negotiated and recommended acquisitions and joint ventures, directed research and implemented marketing programs, and managed export sales in Europe, South America, and Asia. He later served as the President/CEO of Star-Kist Canada, Inc., an autonomous profit center with $50MM in annual sales. Mr. Clay has also owned three specialty and organic food companies. Most recently, he has utilized his corporate and entrepreneurial background as a business consultant specializing in turn-arounds, acquisitions, joint ventures, and development. Mr. Clay attended the University of Cincinnati and received an honorable discharge from the United States Army. Age 57.

DR. JAN KRASON has served as director since February 2000. For the past 26 year, Dr. Krason has served a s President and CEO of Geoexplorers International, Inc. an international renowned consulting corporation. As a professional consultant, Dr. Krason has served over forty clients, mostly mining and petroleum companies, government agencies, and various international and domestic financial institutions. Dr. Krason's forty years of experience include all aspects of exploration for economically viable mineral petroleum deposits to include project management, geologic and special mapping, practically oriented research and assessment of mineral and petroleum resources. His broad fields of professional specialization and expertise include research on sediment-hosted and volcanogenic gold, other precious and base metals specifically regarding their relationships to hydrocarbons. He has extensive knowledge in basin analysis, determination of formation, stability, and resources assessment of gas hydrates, and conventional-type hydrocarbon deposits (particularly in the offshore environment). Dr. Krason's consulting, projects, and lecturing have taken him to over 60 countries including Canada, Mexico, Central and South America, Africa, Australia, and Eastern and Central Europe to include the Newly Independent States of the former Soviet Union. Dr. Krason has authored and co-authored over 100 scientific publications. Age 69

JAMES W. HAAKE served as the Chief Operating Officer of the Company since June 1999. The following jobs and services have given Mr. Haake over twenty years of hands-on experience in fulfillment and distribution services, software development, project and materials management, international logistics, operations management, inventory and financial control, mobility, channel sales allocation and leadership. In 1996, Mr. Haake became the Distribution Center Manager for Softbank Service Group. During 1995 and 1996, he was a Project Manager for GTE-TSI. During 1994, Mr. Haake was a District Manager for Optimum Home Delivery. From 1991 to 1993, he was a Channel Sales Manager for CompuADD Computer Corporation. Mr. Haake held various officer positions as a member of the United States Army in several countries throughout the world from 1971 to 1991. From 1968 to 1971, he was a Journey Lineman with Florida Power & Light. Mr. Haake holds B.A. degrees in Sociology and Psychology, both from St. Martins College and a M.S. degree in Logistics Management from Florida Institute of Technology. He has also attended the Logistics Executive Management College. Age 51.

DAVID C. SCOTT served as Chief Financial Officer of the Company since September 1, 1999. Prior to joining the Company, Mr. Scott served as Chief Financial Officer for several banks and bank holding companies in Kentucky. His responsibilities included all aspects of financial management to include the day-to-day operations of the bank's accounting system; preparing reports to management, shareholders, FDIC, Federal Reserve, and Kentucky banking regulators; preparing and monitoring operational and technology budgets; coordinating and conducting audit activities and holding company debt management; developing operational policies; supervising all customer service operations; and strategic planning Prior to his banking experience, Mr. Scott served for nearly seven years in the US Army as a finance officer. While serving on active duty, he was responsible for the payroll management function for the 23,500 soldiers of the 101st Airborne Division (Air Assault), reestablishing the worldwide quality assurance program for finance and accounting units, and served as a disbursing officer while stationed in West Germany. Age 37.

ITEM 10.  EXECUTIVE COMPENSATION:

The following table sets forth the aggregate remuneration paid or accrued for the fiscal years ended January 31, 1999, 2000 and 2001, as to each officer of the Company whose aggregate remuneration exceeds $100,000, and as to the aggregate remuneration of all officers as a group:

----------------------- ------- --------------------------------------- ------------------------------------ -----------------
                                       ANNUAL COMPENSATION (1)                LONG-TERM COMPENSATION
----------------------- ------- --------------------------------------- ------------------------------------ -----------------
                                                                                AWARDS         PAYOUTS
----------------------- ------- ---------- --------- ----------------- ------------- ----------- ----------- -----------------
NAME AND PRINCIPAL                                     OTHER ANNUAL     RESTRICTED    OPTIONS/    LTIP           ALL OTHER
POSITIONS                        SALARY     BONUS      COMPENSATION    STOCK AWARDS    SAR'S      PAYOUTS      COMPENSATION
                        YEAR       ($)       ($)           ($)             ($)          (#)         ($)            ($)
----------------------- ------- ---------- --------- ----------------- ------------- ----------- ----------- -----------------
Robert L. Bitterli,      2001    57,848      -0-           -0-            58,750        -0-         -0-            -0-
CEO
----------------------- ------- ---------- --------- ----------------- ------------- ----------- ----------- -----------------
Robert L. Bitterli, CEO  2000     9,500      -0-           -0-            8,200         -0-         -0-            -0-
----------------------- ------- ---------- --------- ----------------- ------------- ----------- ----------- -----------------
All Officers as a       2001     151,111    25,000         -0-           138,750        -0-         -0-            -0-
Group  (3 persons)
----------------------- ------- ---------- --------- ----------------- ------------- ----------- ----------- -----------------
       (8 persons)      2000     180,571     -0-           -0-            27,980        -0-         -0-            -0-
----------------------- ------- ---------- --------- ----------------- ------------- ----------- ----------- -----------------
       (6 persons)      1999     251,438     -0-           -0-            84,998        -0-         -0-            -0-
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

Currently, directors do not receive any cash compensation for serving in their roles as directors of the Company. The six outside directors, Richard Waterfield, Don Chapman, John Krings, Gerald Clay, Patrick Cassidy, and Jan Krason each receive $500 worth of restricted common for each board meeting attended. The fair market value of the common stock is determined by the average of the closing price of the stock for the month in which the meeting was held.

The following table sets forth the aggregated option/SAR exercises in the last fiscal year and the fiscal year-end option/SAR values:

In a settlement reached with David Redding on May 19, 2000, David Redding surrendered the 100,000 options he was issued as part of the stock option plan of 1997.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

The following table sets forth certain information furnished by the following persons concerning the common stock ownership as of March 31, 2001, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the common stock; (ii) all directors and executive officers; (iii) directors and executive officers of the Company as a group:

------------------------------------------ ---------------------------- -------------------------- ---------------
            NAME AND ADDRESS                    NUMBER OF SHARES          COMMON STOCK SUBJECT       PERCENT OF
           OF BENEFICIAL OWNER                   OF COMMON STOCK         TO OPTIONS OR WARRANTS        CLASS
------------------------------------------ ---------------------------- -------------------------- ---------------
Robert L. Bitterli                                   941,406                       -0-                 12.64
PO Box 4404
Lago Vista, TX 78645
------------------------------------------ ---------------------------- -------------------------- ---------------


------------------------------------------ ---------------------------- -------------------------- ---------------
Patrick Cassidy                                      10,922                        -0-                  0.15
PO Box 4404
Lago Vista, TX 78645

------------------------------------------ ---------------------------- -------------------------- ---------------
Donald Chapman                                       76,399                        -0-                  1.03
PO Box 4404
Lago Vista, TX 78645

------------------------------------------ ---------------------------- -------------------------- ---------------
Dr. Jan Krason                                       374,536                       -0-                  5.03
PO Box 4404
Lago Vista, TX 78645

------------------------------------------ ---------------------------- -------------------------- ---------------
John Krings                                          225,742                       -0-                  3.03
PO Box 4404
Lago Vista, TX 78645

------------------------------------------ ---------------------------- -------------------------- ---------------
Gerald C. Clay                                       47,867                        -0-                  0.64
4240 Exultant Drive
Rancho Palos Verde, CA 90276
------------------------------------------ ---------------------------- -------------------------- ---------------
Richard Waterfield                                   58,851                        -0-                  0.79
PO Box 4404
Lago Vista, TX 78645

------------------------------------------ ---------------------------- -------------------------- ---------------
James W. Haake                                       220,843                       -0-                  2.96
3022 Starmount Drive
Valrico, FL 33594
------------------------------------------ ---------------------------- -------------------------- ---------------
David C. Scott                                       140,167                       -0-                  1.88
PO Box 4404
Lago Vista, TX 78645
------------------------------------------ ---------------------------- -------------------------- ---------------
Officers and Directors                              2,096,723                      -0-                 28.15
as a Group (9 Persons)
------------------------------------------ ---------------------------- -------------------------- ---------------

1) Unless otherwise indicated, the second column reflects amounts as to which the beneficial listed in the first column has sole voting power and sole investment power.

2) The total number of shares of common stock outstanding as of March 31, 2000, was 7,449,758. Option shares to each named director or officer, which are not currently outstanding but which are subject to option exercise, are deemed to be outstanding for the purpose of computing that director's, officer's or group's percentage of ownership of outstanding shares of common stock, but are not deemed to be outstanding for computing the percentage of common stock owned by any other person.

3) Of the shares set forth above for Robert L. Bitterli ,266,834 shares are held in the name of Mr. Bitterli and 3,000 are in his wife's brokerage account.

4) Of the shares set forth above for Patrick Cassidy, all are held in the name of Mr. Cassidy.

5) Of the shares set forth above for Donald Chapman, 76,099 are held in the name of Donald Chapman, and 300 are held in brokerage accounts with Mr. Chapman as custodian.

6) Of the shares set forth above for Dr. Jan Krason, all 124,536 shares are held in the name of Jan Krason and 250,000 are held in Geoexplorers International name, his company.

7) Of the shares set forth above for John Krings, 179,424 are held in the name of Mr. Krings and 46, 318 are held in his company's name Krings, Inc..

8)   Of the shares set forth above for Gerald Clay all are held in his name.

9) Of the shares set forth above for Richard Waterfield, all are held in the name of Mr. Waterfield.

10) Of the shares set forth above for James Haake, all shares are held in the name of Mr. Haake.

11) Of the shares set forth above for David C. Scott, 130,167 shares are held in the name of Mr. Scott, and 10,000 are held in Mr. Scott's brokerage account.


SECURITY OWNERSHIP OF NEWLY ELECTED OFFICERS AND DIRECTORS:

The following table sets forth the security ownership on the day proceeding the date of election for each of the newly elected officers and directors elected to their positions subsequent to March 31, 2001: NONE



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

As of January 31, 2001, Mr. Robert L. Bitterli had loans outstanding to the company totaling $224,449. Mr. Bitterli is the CEO and Chairman of the Board of Directors. As of March 31, 2001, Mr. Bitterli had loans outstanding to the Company totaling $231,230. The $210, 293 was the amount outstanding on the $215,000 line of credit Mr. and Mrs. Bitterli made available to the Company February 29, 2000. This line of credit is secured by a first mortgage on the real estate and manufacturing facility located in Hines, Oregon. The terms of this line of credit include a $2,500 monthly payment to be applied to the accrued interest and the outstanding principal balance. The interest rate on the line of credit is 10%. The remaining $20,937 is the combination of several notes for unreimbursed business expenses which Mr. Bitterli has paid on behalf of the Company.


ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 10-K:


                                                                                                             Page
(a)   (1)   The following financial statements are included in Part II, Item 7:

                   Report of Independent Auditors............................................................  14

                   Financial Statements:

                        Consolidated Balance Sheets - January 31, 2001 and 2000..............................  17

                        Consolidated Statements of Operations - Years ended January 31, 2001, and 2000.......  18

                        Consolidated Statements of Stockholders' Equity (Deficit) - From inception on February 9, 1984 to January 31, 2001........................................  19

                        Consolidated Statements of Cash Flows - Years ended January 31, 2001 and 2000 and from inception on February 9,1984 to January 31, 2001.............  23

                        Notes to Consolidated Financial Statements...........................................  25

      (2)   There are no financial schedules for the years ended January 31, 2001 and 2000, submitted herewith.  Registrant is exempted from filing such schedules because of its




                  Form SB-2 Registration Statement filing.

      (3)   The following exhibits for the years ended January 31, 2001 and 2000, and from inception on February 9, 1984 to January 31, 2001 are submitted herewith:

                          Exhibit 11 - Computation of Per Share Earnings (Loss)..............................  49

                          Exhibit 21 - Subsidiary of the Registrant..........................................  50

All other exhibits are omitted since the required information is included in the financial statements or notes thereto, or since the required information is either not present or not present in sufficient amount.

(b) There were one report filed on Form 8-K during the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.

                                      By: /s/ Robert L Bitterli
                                          ---------------------------------
                                          Robert L.  Bitterli,  Chairman of
                                          the Board


Date:  June 12, 2001



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in their capacities and on the dates indicated.


               SIGNATURE                                          TITLE                             DATE
/s/ Robert L. Bitterli                             Chairman of the Board, Chief                 June 12, 2001
----------------------------------------           Executive Officer
Robert L. Bitterli


/s/ Patrick Cassidy                                                                             June 12, 2001
----------------------------------------
Patrick Cassidy                                    Director


/s/ Jan Krason                                                                                  June 12, 2001
----------------------------------------
Jan Krason                                         Director


/s/ Gerald C. Clay
----------------------------------------
Gerald C. Clay                                     Director                                     June 12, 2001


/s/ John Krings
----------------------------------------
John Krings                                        Director                                     June 12, 2001


/s/ Donald Chapman
----------------------------------------
Donald R. Chapman                                  Director                                     June 12, 2001


/s/ Richard Waterfield
----------------------------------------
Richard Waterfield                                 Director                                     June 12, 2001


/s/ David C. Scott
----------------------------------------
David C. Scott                                     Chief Financial Officer, Principal           June 12, 2001
                                                   Accounting Officer