Form 10QSB
period 2001-04-30
AMERICAN ABSORBENTS NATURAL PRODUCTS INC
filed 2001-06-19
CIK 914553

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB


       (Mark One)
X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended APRIL 30, 2001
       Transition report under Section 13 or 15(d) of the Exchange Act
         For the transition period from _________   to _________ .

         Commission file number       0-23356
                                -----------------------------------------------


                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                 ---------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


                     Utah                               87-0421089
--------------------------------------------------------------------------------
       (State or Other Jurisdiction of          IRS Employer Identification
        Incorporation or Organization)

PO Box 4404                     Lago Vista, Texas                      78645
--------------------------------------------------------------------------------
   (Address of Principal Executive Offices)                          (Zip Code)

                                 512-657.1906
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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
Yes                      No
   --------------------    --------------------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
 April 30, 2001 ----- 7,649,758 ($0.001 par value) common shares
 ---------------------------------------------------------------
      -0- ($0.001 par value) preferred shares
      ---------------------------------------

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The following interim consolidated financial statements as of April 30, 2001 and for the three months and quarter then ended, are unaudited, but in the opinion of managment, have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with those of the annual audited financial statements and in conformity with the instructions provided in
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete audited financial statements. Such interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which management considered necessary for a fair presentation of the financial position and the results of operations for the quarters presented. The results of operations for the quarters presented are not necessarily indicative of the results to be expected for the year ending January 31, 2002. The interim consolidated financial statements should be read in connection with the audited consolidated financial statements for the year ended January 31, 2001.

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

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                        Consolidated Financial Statements
                           For the Three Months Ended
                             April 30, 2001 and 2000
                                   (Unaudited)


                                      INDEX

PART I.          FINANCIAL INFORMATION                                                         PAGE NUMBERS

Item 1.          Financial Statements (Unaudited)                                                    4

                 Consolidated Balance Sheets at April 30, 2000 and January 31, 2000                 4-5

                 Consolidated Statement of Operations for the three months and quarter               6
                 ended April 30, 2000

                 Consolidated Statements of Stockholders' Equity from inception on                 7-10
                 February 9, 1984 through April 30, 2000

                 Consolidated Statement of Cash Flows for the three months and                     11-12
                 quarters ended April 30, 2000 and 1999 and from inception
                 to April 30, 2000

                 Notes to the Consolidated Financial Statements                                    13-17

Item 2.          Management's Discussion and Analysis of Financial Condition and                   18-19
                 Results of Operations


PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings                                                                  19

Item 2.          Changes in Securities                                                              20

Item 3.          Defaults Upon Senior Securities                                                    20

Item 4.          Submission of Matters to a Vote of Security-Holders                                20

Item 5.          Other Information                                                                  20

Item 6.          Exhibits and Reports on Form 8-K                                                   20

                 Signatures                                                                         21

                 Exhibit 1, Statement of Earnings (Loss) Per Share                                  22

                 Exhibit 2, Subsidiary of the Registrant                                            23

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                       April 30, 2001 and January 31, 2001
                                   (Unaudited)

                                     ASSETS


                                                April 30, 2001        January 31, 2001
                                                --------------        ----------------
CURRENT ASSETS
   Cash                                           $      2,742             $        244
   Accounts receivable
      Trade                                                716                    5,531
      Other                                                  0                        0
   Prepaid expenses                                      9,834                   17,208
   Inventory                                           310,715                  313,416
                                                --------------        -----------------
      Total Current Assets                             324,007                  336,399
                                                --------------        -----------------
                                                --------------        -----------------
PROPERTY AND EQUIPMENT                                 431,211                  453,898
                                                --------------        -----------------

OTHER ASSETS
   Mining claims                                     5,081,569                5,081,569
   Certificates of deposit                              15,000                   15,000
   Trademarks & product development cost                 1,725                    1,725
                                                --------------        -----------------
      Total Other Assets                             5,098,294                5,098,294
                                                --------------        -----------------

TOTAL ASSETS                                      $  5,853,512             $  5,888,591
                                                ==============        =================

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)
                       April 30, 2001 and January 31, 2001
                                   (Unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                        April 30, 2001         January 31, 2001
                                                                                     ------------------     --------------------
CURRENT LIABILITIES

   Charges against future deposits                                                           $       -           $     2,186.00
   Accounts payable and accrued expenses                                                       427,249           $      375,581
   Note payable                                                                                220,000                  220,000
   Current portion of related party long-term debt                                             355,967                  365,546
                                                                                     ------------------     --------------------
      Total current liabilities                                                              1,003,216                  963,313
                                                                                     ------------------     --------------------

COMMITMENTS AND CONTINGENCIES (See Notes)                                                            0                        0

LONG-TERM LIABLITIES
   Related Party Long-Term Debt, Less Current Maturities                                       608,656                  594,800
                                                                                     ------------------     --------------------
      Total Liabilites                                                                       1,611,872                1,558,113
                                                                                     ------------------     --------------------
STOCKHOLDERS' EQUITY

   Common stock; authorized 50,000,000 common shares at $0.001 par value
      10,539,758 and 10,236,930 shares issued and 7,649,758 and 7,346,930 shares
      outstanding respectively (2,890,000 in treasury)                                          10,465                   10,162
   Capital in excess of par value                                                           10,791,292               10,756,595
   Deficit accumulated during the development stage                                         (5,615,117)              (5,491,279)
   Treasury stock (cost of 2,890,000 shares held by the company)                              (945,000)                (945,000)
                                                                                     ------------------     --------------------
      Total Stockholders' Equity                                                             4,241,640                4,330,478
                                                                                     ------------------     --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $   5,853,512           $    5,888,591
                                                                                     ==================     ====================

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                             April 30, 2001 and 2000
                                   (Unaudited)

                                             -----------        -----------
                                                2001               2000            to April 30, 2001
                                             -----------        -----------        -----------------
REVENUES

   Net sales                                 $    2,675         $      739         $        592,148
   Cost of goods sold                             3,335                444                  387,730
                                             -----------        -----------        -----------------
      Gross Profit                                 (660)               295                  204,418
                                             -----------        -----------        -----------------
                                                                                                  -
EXPENSES

   General and administrative                   102,331            234,051                5,681,358
   Depreciation and amortization                 22,686             24,288                  356,673
                                             -----------        -----------        -----------------
      Total expenses                            125,017            258,339                6,038,031
                                             -----------        -----------        -----------------
Other Income
   Rent                                               0              2,610                   32,092
   Interest                                         234                208                    3,687
   Other Income                                   1,605             57,084                   58,771
   Gain on sale of assets                             0                  0                   74,318
                                             -----------        -----------        -----------------

      Net Other Income                            1,839             59,902                  168,868
                                                                                   -----------------

                                             -----------        -----------        -----------------
Net loss before provision for income taxes     (123,838)          (198,142)              (5,664,745)
                                                                                   -----------------

Provision for income taxes                            0                  0                    2,647
                                                                                   -----------------
                                             -----------        -----------        -----------------
Net loss before extraordinary items           (123,838)          (198,142)              (5,667,392)
                                                                                   -----------------
Extraordinary gain, modification
of note payable, net of taxes                         0             46,603                   52,275
                                             -----------        -----------        -----------------
Net Loss                                     $ (123,838)        $ (151,539)              (5,615,117)
                                             ===========        ===========        -----------------
Weighted average loss per share              $    (0.02)        $    (0.03)
                                             ===========        ===========
Average shares outstanding                    7,418,898          4,839,604
                                             ===========        ===========

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FROM INCEPTION ON FEBRUARY 9, 1984 TO APRIL 30, 2001

                                                                                                                           Deficit
                                                                                            Treasury                     Accumulated
                                                      Common Stock      Preferred Stock      Stock        Additional      During the
                                                   ------------------   ---------------      -----         Paid-in       Development
                                                    Shares     Amount    Shares  Amount      Amount        Capital          Stage
                                                   --------   -------   -------  ------     --------      ----------     -----------
Balance at Inception February 9, 1984                   -0-     $ -0-      -0-    $ -0-     $    -0-            -0-            -0-
Issuance of common stock for cash                   37,500        38       -0-      -0-          -0-           962             -0-

Expenses paid by shareholders for the years ended
    January 31, 1990                                    -0-       -0-      -0-      -0-          -0-           518             -0-

Net loss from inception  to January 31, 1990            -0-       -0-      -0-      -0-          -0-            -0-        (1,618)
                                                   --------   -------   -------  ------     --------      ----------     -----------

Balance at January 31, 1990                         37,500        38       -0-      -0-          -0-         1,480         (1,618)

Issuance of common stock for services rendered in
    August 1990                                    391,000       391       -0-      -0-          -0-         7,429             -0-

Issuance of common stock in September 1990 for
    various assets from Austin-Young, Inc.          50,000        50       -0-      -0-          -0-       198,890             -0-

Issuance of common stock for distribution licenses
    from Global Environmental Industries (GEI) for
    UT & WA, September 1990                         50,000        50       -0-      -0-          -0-        37,070             -0-

Contribution from Austin-Young, Inc.                    -0-       -0-      -0-      -0-          -0-        13,500             -0-

Issuance of common stock for services rendered in
    October 1990                                    12,500        12       -0-      -0-          -0-        37,488             -0-

Net loss for the year ended January 31, 1991            -0-       -0-      -0-      -0-          -0-            -0-       (57,756)
                                                   --------   -------   -------  ------     --------      ----------     -----------

Balance at January 31, 1991                        541,000       541       -0-      -0-          -0-       295,857        (59,374)

Common stock returned in exchange for common
    stock of GEI in March 1991                     (17,000)      (17)      -0-      -0-          -0-       (85,423)            -0-

Repurchase of common stock from Austin-Young,
    Inc. in May 1991                              (338,000)     (338)      -0-      -0-          -0-       (64,682)            -0-

Cancellation of common shares                      (20,000)      (20)      -0-      -0-          -0-            20             -0-

Issuance of common stock for the purchase of
product from Steelhead Specialty Mineral in
    August 1991                                     10,000        10       -0-      -0-          -0-        74,990             -0-

Issuance of common stock for the purchase of
    mining claims in October 1991                  13,214         13       -0-      -0-          -0-       184,987             -0-

Common stock canceled by officers/directors in
    January 1992                                   (20,000)      (20)      -0-      -0-          -0-            20             -0-

Contribution from Austin                                -0-       -0-      -0-      -0-          -0-        17,000             -0-

Net loss for the year ended January 31, 1992            -0-       -0-      -0-      -0-          -0-            -0-       (93,315)
                                                   --------   -------   -------  ------     --------      ----------     -----------

Balance at January 31, 1992                        169,214       169       -0-      -0-          -0-       422,769       (152,689)



                                                                                                                           Deficit
                                                                                            Treasury                     Accumulated
                                                      Common Stock      Preferred Stock      Stock        Additional      During the
                                                   ------------------   ---------------      -----         Paid-in       Development
                                                    Shares     Amount    Shares  Amount      Amount        Capital          Stage
                                                   ---------  -------   -------  ------     --------      ----------     -----------
Issuance of common stock for the acquisition of
    Geo- Environment Services, Inc. in February
    1992                                             701,800     702       -0-      -0-          -0-         96,442             -0-

Issuance of common stock for the purchase of
    mining claims in March 1992                      243,000     243       -0-      -0-          -0-      4,859,757             -0-

Common stock canceled by officers and directors
    in June 1992                                     (32,430)    (32)      -0-      -0-          -0-             32             -0-

Cancellation of fractional shares due to
    reverse stock split                                  (21)     -0-      -0-      -0-          -0-             -0-            -0-

Contribution by Austin-Young, Inc.                        -0-     -0-      -0-      -0-          -0-         10,000             -0-

Issuance of common stock (pursuant to a
    repurchase    agreement in May, 1991) to
    Austin-Young, Inc. for relief of debt in
    July 1992                                      3,380,000   3,380       -0-      -0-          -0-         61,620             -0-

Net loss for the year ended January 31, 1993              -0-     -0-      -0-      -0-          -0-             -0-      (136,304)
                                                   ---------  -------   -------  ------     --------      ----------     -----------

Balance at January 31, 1993                        4,461,563   4,462       -0-      -0-          -0-      5,450,620       (288,993)

Issuance of common stock for services rendered in
    June 1993                                         17,800      18       -0-      -0-          -0-         26,682             -0-

Issuance of common stock Austin-Young, Inc. in
    June 1993                                         12,000      12       -0-      -0-          -0-         35,988             -0-

Issuance of common stock for cash October 1993        66,667      67       -0-      -0-          -0-        199,936             -0-

Issuance of common stock as down payment on
    building October 1993                              6,000       6       -0-      -0-          -0-         29,994             -0-

Issuance of common stock for services rendered
    October 1993                                      17,000      17       -0-      -0-          -0-         50,983             -0-

Issuance of common stock for cash December 1993        80,072     80       -0-      -0-          -0-        191,321             -0-

Contribution by Austin-Young, Inc.                        -0-     -0-      -0-      -0-          -0-         36,000             -0-

Net loss for the year ended January 31, 1994              -0-     -0-      -0-      -0-          -0-             -0-      (310,862)
                                                   ---------  -------   -------  ------     --------      ----------     -----------

Balance at January 31, 1994                        4,661,102   4,662       -0-      -0-          -0-      6,021,524       (599,855)

Issuance of common stock for services rendered
   February 1994                                       6,000       6       -0-      -0-          -0-         29,994             -0-

Issuance of common stock for services rendered in
    June 1994                                         41,750      42       -0-      -0-          -0-        175,458             -0-

Issuance of common stock in a private offering        22,500      22       -0-      -0-          -0-         89,978             -0-

Issuance of common stock for services rendered in
    November 1994                                     15,000      15       -0-      -0-          -0-         46,235             -0-

Contribution by Austin-Young, Inc.                        -0-     -0-      -0-      -0-          -0-         36,000             -0-

Net loss for the year ended January 31, 1995              -0-     -0-      -0-      -0-          -0-             -0-      (709,048)
                                                   ---------  -------   -------  ------     --------      ----------     -----------

Balance at January 31, 1995                        4,746,352   4,747       -0-      -0-          -0-      6,399,189     (1,308,903)

Issuance of common stock for services                  9,000       9       -0-      -0-          -0-         22,391             -0-

Issuance of common stock in a private offering       214,168     214       -0-      -0-          -0-        394,148             -0-



                                                                                                                        Deficit
                                                                                            Treasury                   Accumulated
                                                      Common Stock      Preferred Stock     Stock       Additional    During the
                                                   ------------------   ---------------     -----        Paid-in      Development
                                                    Shares     Amount    Shares  Amount     Amount       Capital         Stage
                                                   ---------  -------   -------  ------   ----------   -----------   ------------
Contribution by Austin-Young, Inc.                        -0-     -0-        -0-    -0-           -0-       36,000            -0-

Net loss for the year ended January 31, 1996              -0-     -0-        -0-    -0-           -0-           -0-     (401,467)
                                                   ---------  -------   -------  ------   ----------   -----------   ------------

Balance at January 31, 1996                        4,969,520   4,970         -0-    -0-           -0-    6,851,728    (1,710,370)

Issuance of common stock for cash in a private
    offering                                         130,960     131         -0-    -0-           -0-      156,729            -0-

Issuance of common stock for services                259,620     260         -0-    -0-           -0-      262,359            -0-

Net loss for the year ended January 31, 1997             -0-      -0-        -0-    -0-           -0-           -0-     (464,662)
                                                   ---------  -------   -------  ------   ----------   -----------   ------------

Balance at January 31, 1997                        5,360,100   5,361         -0-    -0-           -0-    7,270,816    (2,175,032)

Issuance of common stock for cash in a private
    offering (net of commissions of $84,575)         582,000     582         -0-    -0-           -0-      729,843            -0-

Issuance of common stock for services                129,784     130         -0-    -0-           -0-      131,782            -0-

Issuance of common stock for purchase of equipment    13,555      13         -0-    -0-           -0-       15,236            -0-

Issuance of common stock for cash pursuant to a
    stock option plan                                 25,000      25         -0-    -0-           -0-        9,350            -0-

Issuance of common stock for partial redemption
    of a note pursuant to a stock option plan        100,000     100         -0-    -0-           -0-       37,400            -0-

Net loss for the year ended January 31, 1998             -0-     -0-         -0-    -0-           -0-           -0-     (489,525)
                                                   ---------  -------   -------  ------   ----------   -----------   ------------

Balance at January 31, 1998                        6,210,439   6,211         -0-    -0-           -0-    8,194,427    (2,664,557)

Issuance of common stock in a private placement
    offering (net of commissions of $53,428)         963,269     963         -0-    -0-           -0-    1,218,676            -0-

Issuance of common stock for services                135,480     136         -0-    -0-           -0-      147,628            -0-

Issuance of common stock for purchase of equipment    82,063      82         -0-    -0-           -0-      121,472            -0-

Net loss for the year ended January 31, 1999              -0-     -0-        -0-    -0-           -0-           -0-     (961,270)
                                                   ---------  -------   -------  ------   ----------   -----------   ------------

Balance at January 31, 1999                        7,391,251   7,392         -0-    -0-           -0-    9,682,203    (3,625,827)

Issuance of common stock in a private placement
    offering                                         129,001      78         -0-    -0-           -0-       79,921            -0-

Issuance of common stock for services                115,514      90         -0-    -0-           -0-       65,547            -0-

Issuance of preferred stock to redeem debt                -0-     -0-   142,084    142            -0-      140,372            -0-

Issuance of preferred stock in a private offering         -0-     -0-   152,500    153            -0-      152,347            -0-

Reacquire common stock for note payable           (2,520,000)    -0-         -0-    -0-     (831,600)           -0-           -0-

Reacquire common stock in settlement of note
    receivable                                       (50,000)     -0-        -0-    -0-       (5,000)           -0-           -0-

Repurchase common stock                             (320,000)     -0-        -0-    -0-     (108,400)           -0-           -0-

Net loss for the year ended January 31, 2000              -0-     -0-        -0-    -0-           -0-           -0-     (958,341)
                                                   ---------  -------   -------  ------   ----------   -----------   ------------

Balance at January 31, 2000                        4,745,766  $7,560    294,584   $295     $(945,000)  $10,120,390   $(4,584,168)


                                                                                                                        Deficit
                                                                                           Treasury                  Accumulated
                                                      Common Stock      Preferred Stock     Stock       Additional     During the
                                                   ------------------  -----------------    -----        Paid-in      Development
                                                    Shares     Amount    Shares  Amount     Amount       Capital         Stage
                                                   ---------  -------  --------  -------   ----------  -----------   ------------
Issuance of common stock for debt and interest       347,573  $   348  $     -0-  $  -0-   $      -0-  $   111,351    $        -0-

Issuance of common stock for compensation            790,051      790        -0-     -0-          -0-      234,866             -0-

Issuance of common stock for services              1,007,124    1,007        -0-     -0-          -0-      280,411             -0-

Conversion of preferred stock to common stock        441,880      442  (294,584)   (295)          -0-        (147)             -0-

Issuance of common stock for dividend on
    preferred   stock                                 14,536       15        -0-     -0-          -0-        9,724             -0-

Net loss for the year ended January 31, 2001              -0-      -0-       -0-     -0-          -0-           -0-      (907,111)
                                                   ---------  -------  --------  -------   ----------  -----------   ------------
Balance at January 31, 2001                        7,346,930  $10,162        -0-  $  -0-   $(945,000)  $10,756,595    $(5,491,279)

Issuance of common stock for Compensation             77,828  $    78        -0-  $  -0-   $      -0-  $    12,422    $        -0-

Issuance of common stock for debt                     25,000  $    25        -0-  $  -0-   $      -0-  $     2,475    $        -0-

Issuance of common stock for services                200,000  $   200        -0-  $  -0-   $      -0-  $    19,800    $        -0-

Net loss for the period ended April 30, 2001              -0-      -0-       -0-     -0-          -0-           -0-      (123,838)
                                                   ---------  -------  --------  -------   ----------  -----------   ------------

Balance at April 30, 2001                          7,649,758  $10,465        -0-  $  -0-   $(945,000)  $10,791,292    $(5,615,117)
                                                   =========  =======  ========  =======   ==========  ===========   ============

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                       Consolidated Statement of Cashflows

                                                                                                From Inception on
                                                               Three Months Ended               February 9, 1984
                                                                  April 30, 2001                    Through
                                                            2001                 2000            April 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                              (123,838)           (151,539)           (5,615,117)
   Extraordinary gain, modification of debt                     -             (46,603)              (52,275)
   Depreciation and amortization                           22,687              24,288               356,674
   (Increase) decrease in receivables                       4,815              29,901                  (716)
   Decrease (increase) in prepaid expenses                  7,374               7,375                 2,166
   Decrease (increase) in inventory                         2,701                 444              (237,540)
   Increase (decrease) in payables                         51,982             (45,599)              392,332
   Loss from disposal of fixed asset                            0                   0               (54,958)
   Stock issued for services                               20,000              75,759             1,542,689
   Stock Iissued for interest on debt                           0               4,199                 4,199
   Stock for dividend on preferred stock                                                              9,739
   Expenses paid by shareholder                                 0                   0               149,018
   Unlocated difference in prior numbers                        0                   0                     0
                                                         ---------------------------------------------------
      Net cash used by operating activities               (14,279)           (101,775)           (3,503,789)
                                                         ---------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed & other assets                             0             (16,000)             (740,250)
   Proceeds from sale of fixed assets                                                               190,000
   Purchase certificates of deposit                             0                   0               (15,000)
   Purchase of product tradenames                               0                   0               (28,683)
   Purchase of note receivable                                  0                   0                (5,000)
   Organization costs                                           0                   0                (1,524)
   Business Development Costs                                   0                   0               (58,599)
   Purchase/sale of mining development costs                    0                   0                 7,920
   Purchase of mining claims                                    0                   0               150,000
   Sale of licenses & other assets                              0                   0               (65,000)
                                                         ---------------------------------------------------
      Net cash used by investing activities                     0             (16,000)             (566,136)
                                                         ---------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                                12,500                   0             3,222,561
   Issuance of preferred stock                                  0                   0               152,500
   Issuance of notes payable                                4,277             143,727             1,691,508
   Purchase of treasury stock                                   0                   0              (108,400)
   Principal payments on long-term debt                         0             (30,173)             (885,502)
   Draw on Line of Credit                                       0                   0                     0
                                                         ---------------------------------------------------
      Net cash provided by financing activities            16,777             113,554             4,072,667
                                                         ---------------------------------------------------

Net (decrease) increase in cash                             2,498              (4,221)                2,742

Cash at beginning of period                                   244               9,512                     -

                                                         ---------------------------------------------------
Cash at end of period                                       2,742               5,291                 2,742
                                                         ---------------------------------------------------

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)

                                                                                    From Inception on
                                                             For the Years Ended     February 9, 1984
                                                                   April 30,             Through
                                                           2001           2000        April 30, 2001
SUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID FOR:
   Interest                                                     0          5,879            83,365
   Income taxes                                                                              2,547
                                                                                                 -
                                                                                                 -
NON-CASH TRANSACTIONS:                                                                           -
   Stock issued for mining claims                                                        5,045,000
   Stock issued for down payment on building                                                30,000
   Stock issued for services                               20,000          4,133         1,542,689
   Stock issued for debt                                     2500                          110,000
  Stock issued for interest on debt                                                          4,199
   Stock issued dividends on preferred stock
   Stock issued for stock of Geo-Environmental
Services

   Stock issued for inventory                                                               75,000
   Stock issued for assets of Austin-Young, Inc.                                                 -
      and Global Environmental Industries                                                  236,060
   Stock issued for purchase of equipment                                                  136,803
   Stock issued for partial redemption of note                  0        105,000            37,500

  Treasury stock repurchased in exchange for debt               -              -           831,600
  Treasury stock repurchased in settlement of note
      receivable                                                -              -             5,000
  Debt assumed by buyer of fixed asset disposition              -              -            14,281
  Preferred stock issued as redemption of debt                  -              -           142,084

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                 April 30, 2001
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      BUSINESS ORGANIZATION
      American Absorbents Natural Products, Inc. was incorporated on February 9, 1984 under the laws of the State of Utah and under the name of TPI Land, Inc. as a wholly owned subsidiary of TPI, Inc. On September 14, 1990, the Company changed its name to Environmental Fuels, Inc. and began developing its involvement in various phases of the conversion of vehicles to operating on compressed natural gas. That developing business was sold on April 23, 1991.

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

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                 April 30, 2001
                                   (Unaudited)

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

      PREPAID EXPENSES
      Prepaid expenses consist of the following:

                                                    Quarter Ended
                                                    -------------
                                           April 30, 2001    April 30, 2000
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

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                 April 30, 2001
                                   (Unaudited)

NOTE 3 - COMMON STOCK AND STOCKHOLDERS' EQUITY

      Stock of the Company has been issued for cash, license agreements, mining claims, compensation for services, and in exchange for other stock.

      During the period ended April 30, 2001, the Company issued shares of stock for service, the payment of debt, and compensation.

      On February 21, 2001, the Company issued 32,82 shares at an average price of $0.24/share for directors' fees.

      On March 20, 2001, the Company issued 25,000 shares at $0.10/share for conversion of debt.

      On March 20, 2001, the Company issued 45,000 shares at $0.10/share for severance pay to two employees whose positions the Company eliminated effective February 28, 2001.

      On April 25, 2001, the Company issued 200,000 shares at $0.10/share for consulting services.


NOTE 4 - MINING CLAIMS
      The Company has purchased several zeolite-mining claims in three different regions in the western United States. All purchases were acquired through stock issuance and are described below.

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

      In October 1991 the Company acquired twenty zeolite-mining claims in Harney County, Oregon. The value of the claims was agreed to be $185,000 by the seller and purchaser and 13,214 (132,143 pre-split) shares of common stock were issued. The stock was quoted on the market at $1.40 per share, thus determining the number of shares to be issued for the claims.

      In December 1991, the Company acquired an additional 203-zeolite mining claims in the Harney County, Oregon region. A geological study was conducted and reserves were estimated at over 477,600,000 tons. The value per ton was also estimated based on mining costs and market value of other companies in the industry. The reserves were then discounted 99 1/2% and a value was determined to be approximately $4,800,000. Stock was then issued at market price to equal the value given to the claims.

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                 April 30, 2001
                                   (Unaudited)


      NOTE 4 - MINING CLAIMS (Continued)

      On July 10, 1997, the Department of the Interior Bureau of Land Management granted approval of the Company's Permanent Mining Permit and Plan of Operations to mine its Harney County, Oregon zeolite properties.

      To date $100 depletion has been taken on any of these claims. Additional depletion of these assets will begin once material-mining operations on these claims begins.

NOTE 5 - NOTES PAYABLE
      During the quarter ended April 30, 2001, total notes payable outstanding increased by $4,279 from the year ended January 31, 2001. Notes payable totaled $1,184,623 as April 30, 2001 as compared to $1,180,346 as of January 31, 2001. Of the remaining notes payable, four notes totaling $241,228 are outstanding to three directors and bear interest at the rate of 10%. After the end of the quarter, notes for $10,000, due to two directors, were converted to stock at a rate of $0.10/share. One note for $3,000 is due to a shareholder and bears interest at a rate of 10%. This note was also converted after the quarter at a rate of $0.10/share. Two notes totaling $10,750, also at 10%, were outstanding to employees of the company. One note totaling $2,545 was paid in full after the end of the quarter. The Company continues to carry notes payable to Austin-Young, Inc.-Texas totaling $709,646. The smaller note for $41,813 bears interest at a rate of 8.25%. The remaining balance due to Austin-Young, Inc. - Texas is in the form of an interest free loan. However, for book purposes, an interest rate is imputed and reflected in the financial statements. As of April 30, 2001 the Company's financial statements reflect a loan for $220,000. This was an advance from Centre Capital pursuant to the Agreement and Plan of Reorganization signed August 8, 2000. Subsequent to the end of the quarter, Centre Capital and American Absorbents Natural Products, Inc. entered into an agreement to terminate the Agreement and Plan of Reorganization. As part of this agreement, both parties agreed that "AANP and CCCX may retain any consideration paid to the other with no further obligation required."

NOTE 6 - PRIVATE PLACEMENT OF COMMON STOCK or PREFERRED STOCK
      During the first quarter ended April 30, 2001, there was no issuance of private placements of common stock. There was, however, several transactions completed with common stock. The Company issued 32,828 shares of common stock for directors' compensation at an average rate of $0.24. The Company issued 45,000 shares of common stock at $0.10/share for severance pay to two employees' whose positions were eliminated effective February 28, 2001. The Company also issued shares of common stock to convert a note payable due to a director at a rate of $0.10/share. The Company issued 200,000 shares at $0.10/share for professional services during the quarter.

                   AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                 April 30, 2001
                                   (Unaudited)

NOTE 7 - COMMITMENTS AND CONTINGENCIES
      The Company has sold two private placements that include a royalty payment. The first private placement includes a $3 per ton per minimum investment on 6,000 tons of zeolite mined and sold. Total royalties paid per minimum investment will be $18,000. The company sold 91 units of this private placement. The second private placement includes a $2 per ton per minimum investment on 10,000 tons of zeolite mined and sold. Total royalties paid per minimum investment will be $20,000. The Company sold 144 units of this private placement. The royalties will be paid simultaneously ($5 per ton) to the shareholders proportionately once the zeolite has been mined and sold. The Company may increase the amount of the royalty payment to any holder of the royalty right above the specified dollar per ton royalty, but in no event will the total royalty payment exceed the maximum per investment. The increase in the royalty amount paid would only decrease the time limit in which the holder of a royalty right would receive the total royalty amount. Royalty payments will be made quarterly after the Company has made its quarterly financial statement filing with the Securities and Exchange Commission and determined the total tonnage that has been mined, milled and sold during the quarter. As of the quarter ended April 30, 2001, the royalty due to shareholders holding royalty rights totaled $2,295. The Company expects to pay this royalty during the second quarter.

      At April 30, 2001, the Company was not involved in any legal proceedings.


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

NOTE 9 - SUBSEQUENT EVENTS

      Subsequent to the period ended April 30, 2001, the Company entered into negotiations to merge with another company.

      Subsequent to the period ended April 30, 2001 the Board of Directors authorized the borrowing of $200,000, of which $100,000 will be guaranteed by the Company. The interest rate on the note is the prime interest rate plus two percent, and the note is due on demand, or if no demand is made on April 30, 2002.

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


RESULTS OF OPERATIONS

The Company is a development stage enterprise and has incurred losses in each of its fiscal years ended January 31, 1999, 2000 and 2001 and for the quarters ended April 30, 2001, and April 30, 2000. These losses are the result of the operating expenses the Company incurs as it continues to attempt to introduce zeolite-based products into the domestic market. Revenues have been insufficient to cover operating expenses or operational cash flow requirements. Management no longer has the financial resources necessary to pursue new business or proactively manage former customers. Management's efforts are principally focused on identifying merger or acquisitions opportunities as well as continuing to seek alternative funding sources. Management, however, is no longer confident it will be able to secure the funding necessary to continue operations. Absent immediate funding, management believes it will have to consider curtailing all operations until such time that funding becomes available.

The Company experienced a net loss of $123,838 versus a net loss of $151,539 for the quarters ended April 30, 2001 and 2000 respectively. Revenues for the quarter ended April 30, 2001 increased to $2,675 from $739 for the same quarter of the previous year.

General and administrative expenses decreased by approximately $131,942 from $234,051 to $102,109 during the three months ended April 30, 2001 as compared to the same period of the previous year. Decreases of $40,150, $19,480, $14,079 were recorded in Officer's salaries, legal and accounting, and plant related expenses. Professional fees also decreased by $15,125 as compared to the same period a year ago as did travel related expenses by $7,350.

For the three months ended April 30, 2000, the Company realized gross profit margins of 40% on revenues of $739. During the quarter ended April 30, 2001, the Company experienced a negative margin due to damage to inventory located in Austin and which subsequently resulted in $2,701 being charged against cost of goods sold. During the same period a year ago, the Company recognized income of $57,084 from the settlement of the lease dispute between Lakeview Holdings, Inc. and the Company. Lakeview Holdings paid the Company $50,000 in cash to satisfy their portion of the settlement and Austin-Young, Inc. agreed to reduce the balance of its note payable by $60,000. The reduction in debt is reflected as an extraordinary item on the income statement in the amount of $46,603.

The ratio of current assets to current liabilities (current ratio) was 0.35, 0.50, and 2.69, respectively, for the fiscal years ended January 31, 2001, 2000, and 1999. Current ratios at April 30, 2001 and 2000 were 0.32 and 0.56 respectively. The decrease in the current ratio as compared to the same period a year ago is attributable to the approximately $91,000 increase in accrued expenses due to unpaid compensation and the $266,000 increase in notes payable which includes the $220,000 advance from Centre Capital.


LIQUIDITY AND FINANCIAL CONDITION

The Company has financed its operations to date primarily through the sale of equity securities and borrowings from stockholders. The Company has been unprofitable since its inception and has incurred net losses in each year, including a net loss of $151,539 for quarter ended April 30, 2000. Revenues to date have provided insufficient funding of working capital. During the quarter, the Company's curtailed most production-based operations and reduced the staff at the facility in Oregon to one part-time employee. Management also closed the Austin office and eliminated the office manager and Chief Operating Officer positions. Management has also begun to negotiate with vendors in an attempt to reduce the currently level of accounts payable. Most day-to-day business expenses are being borne by management as we continue to seek merger and acquisition partners as well as other sources of funding. Absent immediate funding, management believes it may become necessary to curtail all operations until additional funds become available. In addition to funds for continuing operations, the $118,800 principal payment on the $712,800 note to Austin-Young is due July 15, 2001 and the $29,500 payment to the Bureau of Land Management for our leases is due in August 2000.

At April 30, 2001, the Company had $427,249 in accounts payable and accrued expenses; a year ago at April 30, 2000, the Company had $346,339. Notes payable, current and long-term totaled $1,184,623 at April 30, 2001, versus $1,125,232 at April 30, 2000. Management is no longer confident in its ability to secure the additional financing necessary to continue operations. There can be no assurance that additional financing will be available at all or, if available, such financing would be obtainable on terms acceptable to the Company. If adequate financing is not available, the Company may be required to curtail its operation significantly or to obtain funds through entering collaborative agreements or other arrangements on less favorable terms. The failure of the Company to raise capital on acceptable terms would have a material adverse effect on the Company's business, financial condition, and results of operations.

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

During the three months ended April 30, 2001, the Company issued 302,828 shares of common stock to pay approximately $35,000 in debt and accrued expenses and salaries as compared to 415,754 shares of common stock issued during the same period a year ago to pay $137,000 in similar charges. The Company did not issue any stock for cash investments into the Company during this quarter.


INFLATION
The Company does not expect inflation to have any material effect on its revenues, costs or overall operation.




                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
During the quarter ended April 30, 2001, there were no material pending or threatened legal proceedings against the Company or, to the best of the company's knowledge, its directors, officers, affiliates and owners of record or beneficially of more than five percent of any class of voting securities of the Company nor, to the best of the company's knowledge, was there any associate of any such director, officer, affiliate or security-holder who is a party in any action that is adverse to the Company or its subsidiary. (SEE NOTE 7 - COMMITMENTS AND CONTINGENCIES, page 17)



ITEM 2.  CHANGES IN SECURITIES.

During the quarter ended April 30, 2001, there were no material modifications to instruments defining the rights of the holders of any class of registered securities nor were the rights evidenced by any class of registered securities materially limited or qualified by the issuance or modification of any class of securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
During the quarter ended April 30, 2001, there were no material defaults in the payment of principal, interest, sinking or purchase fund installments, or any other material default not cured within 30 days, with respect to any indebtedness of the Company exceeding five percent of the total assets of the Company, nor was there any material arrearage in the payment of dividends with respect to any class of preferred stock of the Company which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary of the Company. (The Company currently has no dividend policy.)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
During the quarter ended April 30, 2001, no matters were submitted to a vote of security-holders.

ITEM 5.  OTHER INFORMATION.

No reports were filed on Form 8-K during the quarter ended April 30, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) (1) The following financial statements are included in Part I, Item 1:


    (3) The following exhibits are included for the three months and quarters ended April 30, 2001 and 2000:

                Exhibit 1 - Computation of  Earnings (Loss) Per Share         22
                Exhibit 2 - Subsidiary of the Registrant                      23

All other exhibits are omitted since the required information is included in the financial statements or notes thereto, or since the required information is either not present, not present in sufficient amount or is not applicable.


(b) No reports were filed on Form 8-K during the quarter ended April 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  AMERICAN ABSORBENTS NATURAL PRODUCTS, INC.

                                  By: /s/ Robert L. Bitterli
                                      ----------------------
                                      Robert L. Bitterli, Chairman of the
                                        Board and Chief Executive Officer


Date:  June 18, 2000



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in their capacities and on the dates indicated.


SIGNATURE                        TITLE                             DATE


/s/ Robert L. Bitterli      Chief Executive                        June 18, 2000
----------------------      Officer and Chairman of the Board
Robert L. Bitterli          (Principal Executive Officer)


/s/ David C. Scott          President and Chief Financial Officer  June 18, 2000
------------------          (Principal Accounting Officer)
David C. Scott