Form 10QSB
period 2001-09-30
EARFUL OF BOOKS INC
filed 2001-11-19
CIK 914553

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

OMB Approval                        Expires: Approval Pending
OMB Number: xxxx-xxxx               Estimated Average Burden Hours Per Response:
                                    1.0

      (Mark One)
/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarterly period ended SEPTEMBER 30, 2001
/ /  Transition report under Section 13 or 15(d) of the Exchange Act
       For the transition period from _____________ to _____________.

       Commission file number 0-23356
                              ------------------------------------------------

                            Earful of Books, Inc.
                            ---------------------
                (Name of Small Business Issuer in Its Charter)


           Delaware                                                 74-3014422
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                                    IRS Employer
Incorporation or Organization)                                    Identification


       907 W. Fifth Street              Austin, Texas                  78703.
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                             (Zip Code)


                                   512-343-2620
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


                     American Absorbents Natural Products, Inc.
                     ------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                   Report)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
Yes       X       No             .
     -----------      -----------

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS

        Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes               No
     -----------      -----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: SEPTEMBER 30, 2001-----17,934,923 ($0.001 PAR VALUE) COMMON SHARES
                    -0- ($0.001 PAR VALUE) PREFERRED SHARES

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.




                              EARFUL OF BOOKS, INC.

                                TABLE OF CONTENTS

                                  ----------



                                                                    PAGE(S)
                                                                    -------
Consolidated and Combined Financial Statements:

  Consolidated and Combined Balance Sheet as of
    September 30, 2001 (unaudited)                                     1

  Consolidated and Combined Statement of Operations
    for the three months and nine months ended
    September 30, 2001 and 2000 (unaudited)                            2

  Condensed Consolidated and Combined Statement
    of Cash Flows for the nine months ended
    September 30, 2001 and 2000 (unaudited)                            3

  Consolidated and Combined Statement of
    Stockholders' Deficit for the nine months
    ended September 30, 2001 (unaudited)                               4

Notes to Consolidated and Combined Financial
  Statements                                                           5


                             EARFUL OF BOOKS, INC.

                  CONSOLIDATED AND COMBINED BALANCE SHEET

                             SEPTEMBER 30, 2001

                                 ----------


                                                             SEPTEMBER 30,
                                                                 2001
                                                              (UNAUDITED)
                                                             -------------
      ASSETS

Current assets:
  Cash and cash equivalents                                  $    15,497
  Receivables                                                    136,621
  Merchandise inventories                                        347,958
  Other assets                                                    27,042
                                                             -----------
    Total current assets                                         527,118

Property and equipment, net                                      840,127
Mining claims                                                  2,774,995
Receivable from stockholder                                       91,474
Other assets                                                      35,843
                                                             -----------
      Total assets                                           $ 4,269,557
                                                             ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Book overdraft                                             $   269,579
  Accounts payable                                               909,864
  Accrued liabilities                                          1,185,797
  Current portion of long-term debt                            1,660,650
  Notes payable to stockholders                                1,692,452
                                                             -----------
    Total current liabilities                                  5,718,342

Long-term debt, net of current portion                           190,658
                                                             -----------

      Total liabilities                                        5,909,000

Commitments and contingencies

Stockholders' deficit:
  Common stock, $.001 par value; 50,000,000
    shares authorized, 19,358,733 shares issued,
    17,934,923 shares outstanding                                 19,359
  Additional paid-in capital                                   6,739,590
  Unissued common stock                                             -
  Stock subscription receivable                                  (30,000)
  Accumulated deficit                                         (7,410,392)
  Treasury stock                                                (958,000)
                                                             -----------
      Total stockholders' deficit                             (1,639,443)
                                                             -----------
        Total liabilities and stockholders'
          deficit                                            $ 4,269,557
                                                             ===========


                             See accompanying notes.

                                   EARFUL OF BOOKS, INC.

                     CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS

          FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                        -----------

                                        (UNAUDITED)



                                                    THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                       SEPTEMBER 30,                             SEPTEMBER 30,
                                             --------------------------------          ------------------------------
                                                2001                 2000                  2001              2000
                                             -----------          -----------          ------------      ------------
Revenue:
  Rental revenue                             $   183,735          $   198,979          $    534,695      $    527,821
  Merchandise sales                               26,818               58,310                94,848           135,708
  Franchise fee revenue                             -                  30,491                25,000            75,000
  Other revenue                                   57,902               85,026               122,524           128,656
                                             -----------          -----------          ------------      ------------
    Total revenue                                268,455              372,806               777,067           867,185
                                             -----------          -----------          ------------      ------------

Cost of sales:
  Cost of rental revenue                         443,792              319,275             1,051,651           707,354
  Cost of merchandise sold                         7,722               26,382                29,794            58,701
  Cost of franchise revenue                       22,270               65,046                91,000           185,742
  Cost of other revenue                            9,029                 -                    9,029              -
                                             -----------          -----------          ------------      ------------
    Total cost of sales                          482,813              410,703             1,181,474           951,797
                                             -----------          -----------          ------------      ------------

Gross profit (loss)                             (214,358)             (37,897)            (404,407)           (84,612)
                                             -----------          -----------          ------------      ------------

Operating expenses:
  General and administrative                     605,498              503,917             1,506,217         1,298,461
  Depreciation and amortization                   53,192               31,187               104,721            91,794
                                             -----------          -----------          ------------      ------------
    Total operating expenses                     658,690              535,104             1,610,938         1,390,255
                                             -----------          -----------          ------------      ------------

Operating income (loss)                         (873,048)            (573,001)           (2,015,345)       (1,474,867)
                                             -----------          -----------          ------------      ------------

Other income (expenses):
  Interest income (expense)                      (43,703)             (32,678)             (279,585)          (84,863)
  Gain (loss) on disposal of
    assets                                          -                    -                     -              (66,675)
                                             -----------          -----------          ------------      ------------

    Total other income (expenses)                (43,703)             (32,678)             (279,585)         (151,538)
                                             -----------          -----------          ------------      ------------

Net loss before minority interest               (916,751)            (605,679)           (2,294,930)       (1,626,405)
                                             -----------          -----------          ------------      ------------
  Minority interest                                 -                     -                    -               68,000
                                             -----------          -----------          ------------      ------------

Net loss                                     $  (916,751)         $  (605,679)         $ (2,294,930)     $ (1,558,405)
                                             ===========          ===========          ============      ============

Basic and diluted net loss per
  common share                               $     (0.05)         $     (0.04)         $      (0.13)     $      (0.10)
                                             ===========          ===========          ============      ============

Weighted average shares
  outstanding                                 17,958,176           16,588,711            17,483,021        16,159,607
                                             ==========           ==========           ===========       ===========

                                              See accompanying notes.

                                     EARFUL OF BOOKS, INC.

             CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS FOR THE

                        NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                           ----------

                                          (UNAUDITED)



                                                                                         NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                  --------------------------------
                                                                                      2001                 2000
                                                                                  -----------          -----------
Cash flows from operating activities:
  Net loss                                                                        $(2,294,930)         $(1,558,405)
  Adjustments to reconcile net loss to net cash
    provided by operating activities                                                  232,034              997,784
                                                                                  -----------          -----------
      Net cash used in operating activities                                        (2,062,896)            (560,621)
                                                                                  -----------          -----------

Cash flows from investing activities:
  Capital expenditures                                                               (184,441)            (304,815)
  Net proceeds from sale of assets                                                       -                  14,800
  Investment in affiliated company                                                       -                 (25,000)
                                                                                  -----------          -----------
      Net cash used in investing activities                                          (184,441)            (315,015)
                                                                                  -----------          -----------

Cash flows from financing activities:
  Increase in book overdraft                                                          164,014               77,984
  Proceeds from notes payable to stockholders                                         924,640              276,000
  Repayments on notes payable to stockholders                                        (106,486)             (31,262)
  Proceeds from long-term debt                                                      1,376,000              500,000
  Repayment of long-term debt                                                         (95,334)             (46,021)
  Contribution from minority stockholders                                                -                  50,000
                                                                                  -----------          -----------
      Net cash provided by financing activities                                     2,262,834              826,701
                                                                                  -----------          -----------

Increase (decrease) in cash and cash equivalents                                       15,497              (48,935)

Cash and cash equivalents, beginning of period                                           -                  48,935
                                                                                  -----------          -----------
Cash and cash equivalents, end of period                                          $    15,497          $      -
                                                                                  ===========          ===========

Cash paid for interest and income taxes:

  Cash paid for interest                                                          $   125,885          $    26,768
                                                                                  ===========          ===========

  Cash paid for taxes                                                             $      -             $      -
                                                                                  ===========          ===========

Non-cash investing and financing activities:

  Issuance of common stock for note receivable                                    $   121,500          $      -
                                                                                  ===========          ===========

  Issuance of common stock for interest                                           $   174,439          $    10,125
                                                                                  ===========          ===========

  Issuance of common stock for payables                                           $    39,000          $      -
                                                                                  ===========          ===========

  Common stock exchanged for net assets acquired                                  $ 2,718,550
                                                                                  ===========


                             See accompanying notes.
                                       -3-

                                         EARFUL OF BOOKS, INC.

                     CONSOLIDATED AND COMBINED STATEMENT OF STOCKHOLDERS' EQUITY

                             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                              ----------



                                                    ADDITIONAL                  STOCK
                                  COMMON STOCK        PAID-IN     UNISSUED   SUBSCRIPTION    ACCUMULATED   TREASURY
                                SHARES     AMOUNT     CAPITAL      STOCK      RECEIVABLE       DEFICIT       STOCK          TOTAL
                              ----------  -------   ----------   ---------   ------------   ------------   --------     ------------
Balance at December 31, 2000   2,064,990  $20,650   $2,533,718   $ 206,094   $   (30,000)   $(5,115,462)   $    -       $(2,385,000)

Stock issued for debt
  guarantees and interest        237,282    2,373      172,064        -             -              -            -           174,437

Stock issued for note
  receivable                      91,127      911      120,589        -             -              -            -           121,500

Issuance of unissued stock        38,191      382      205,712    (206,094)         -              -            -              -

Return of stock issued for
  services                          -        -            -           -             -              -         (13,000)       (13,000)

Net effect of merger          16,797,143   (5,087)   3,668,637        -             -              -        (945,000)     2,718,550

Stock issued for payables        130,000      130       38,870        -             -              -            -            39,000

Net loss                            -        -            -           -             -        (2,294,930)        -        (2,294,930)
                              ----------  -------   ----------   ---------   ------------   ------------   --------     ------------

Balance at September 30,
  2001                        19,358,733  $19,359   $6,739,590   $    -      $   (30,000)   $(7,410,392)   $(958,000)   $(1,639,443)
                              ==========  =======   ==========   =========   ===========    ===========    =========    ===========



                See accompanying notes to unaudited consolidated and combined financial statements.
                                                        -4-


                              EARFUL OF BOOKS, INC.

       NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                                  ----------


1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2000 included in the Company's Form 8-K and 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 8-K and 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

2.   ORGANIZATION AND OPERATIONS

     Earful of Books, Inc. ("Earful" or the "Parent Company") is an audiobook retailer founded in 1992. The Parent Company, one of its subsidiaries, Earful of Books of Houston, Inc. and an affiliated company, Earful of Books, LLP, currently own and operate seven corporate retail stores located throughout Texas. In 1998 the Company began its franchise operations through its subsidiary, Earful of Books Franchising Company, Inc. (the "Franchising Company"), and currently has eight operating franchise stores located throughout the United States.

     During 2000 the Company acquired an internet web site through one of its subsidiaries, Audiobookcafe.com, LLC, in an effort to provide online destinations for audio books on-demand and other audio-based literary entertainment.

     On July 6, 2001, the Company consumated a reverse merger with American Absorbents Natural Products, Inc. ("AANP"), a publicly traded company, in which AANP was the surviving legal corporation. Under the terms of the merger agreement the stockholders of the Company received 13,531,480 shares of the common stock of AANP for all of the common stock of the Company. The acquisition was accounted for using the purchase method of accounting. Accordingly, the operations of AANP will be included in the consolidated and combined financial statements beginning July 6, 2001. The following represents proforma information as if the acquisition occurred on January 1, 2000:



                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                         SEPTEMBER 30,              SEPTEMBER 30,
                                      2001       2000            2001         2000
                                  ---------- ------------    -----------  -----------
       Total revenue              $  268,455 $    386,836    $   780,520  $   950,891
                                  ========== ============    ===========  ===========

         Net loss                 $ (983,452) $(1,005,785)   $(2,388,281) $(2,267,980)
                                  ==========  ===========    ===========  ===========

         Loss per share (basic
           and fully diluted)     $    (0.06) $     (0.06)   $     (0.14) $     (0.14)
                                  ==========  ===========    ===========  ===========


                              EARFUL OF BOOKS, INC.

      NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                                  ----------


3.   INCOME TAXES

     The difference between the 34% federal statutory income tax rate and amounts shown in the accompanying interim financial statements is primarily attributable to an increase in the valuation allowance applied against the tax benefit from utilization of net operating loss carryforwards.


4.   NOTES PAYABLE

     During the nine months ended September 30, 2001, the Company received proceeds from notes issued to financial institutions of $1,076,000 at an interest rate of prime plus 1.5%. Interest is due monthly and principal is due on demand. The notes are collateralized by the Company's common stock and are guaranteed by a stockholder of the Company.

     On August 8, 2000, the Company entered into a binding letter of intent with a consulting company whereby that company was to facilitate the secure electronic distribution of digital asset and electronic commerce with an initial focus on establishing a digital courier service for the Company and its franchise stores. On January 9, 2001, the letter of intent was cancelled and the parties entered into a Settlement Agreement whereby the consulting company agreed to loan $300,000 to Earful at 7% per annum with principal and interest due January 9, 2002. This note is collateralized by the right, title and interest in Audiobookcafe.com.

     During the nine months ended September 30, 2001, the Company received proceeds from notes issued to stockholders of $924,640. The notes bear interest at rates ranging from 10% to 12% and are not collateralized. Notes payable to stockholders also increased by $435,298 as a result of the merger with AANP. During the nine months ended September 30, 2001, the Company made cash payments of $106,486 to reduce its notes payable to stockholders.


5.   STOCK OPTIONS AND WARRANTS

     In 2001, the Company entered into agreements with employees to buy back options to purchase 67,750 shares of the Company's common stock that were outstanding at December 31, 2000 at a repurchase price of $0.50 per share.

                              EARFUL OF BOOKS, INC.

           NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                                  ----------


6.   RELATED PARTY TRANSACTIONS

     Certain members of the Company's board of directors guarantee certain bank loans and have provided $1,692,452 and $944,738 of other loans to the Company as of September 30, 2001 and 2000, respectively. The Company has issued 237,282 and 4,859 shares of the Company's common stock as consideration for such guarantees and interest payments during the nine months ended September 30, 2001 and 2000, respectively. Included in the consolidated and combined statement of operations for the nine months ended September 30, 2001 and 2000 is $174,439 and $10,125 interest expense related to the issuance of this common stock.

     Included in accrued liabilities in the accompanying consolidated and combined balance sheet is accrued interest of $47,471 and $172,759 owed to these related parties as of September 30, 2001 and 2000.

     The Company and certain franchisees purchase its insurance through an insurance agency owned by the father of a major stockholder of the Company. During the nine months ended September 30, 2001 and 2000, $62,184 and $13,951 of insurance premiums were paid to this insurance agency.


7.   CONTINGENCIES

     On January 25, 2001, Electrocast filed suit for alleged breach of contract concerning an agreement by the Company to have Electrocast process certain books on tape to digital format. Amount claimed as damages by Electrocast is approximately $3.725 million. The Company has filed a general denial. The Company believes that it has a valid defense of repudiation of the contract upon which the suit is brought by Electrocast and that damages, if any, are greatly overstated in that the amount being sought is for the gross amount of the contract, not lost profit. Minimal discovery has occurred and no date for trial has been set.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PLAN OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

The statements included in this report that are not historical are forward-looking statements, including statements regarding the Company's expectations, intentions, beliefs or statements regarding the future. Forward-looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability and anticipated expense and revenue levels. All forward-looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Additionally, the following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this report.

GENERAL OVERVIEW

Earful of Books, Inc, established in 1992, is one of the largest and oldest audiobook-only retailers in the country. The company currently has seven company-owned stores and eight franchise stores. Earful's stores typically carry up to 7,000 audiobooks for rent and for sale. Rental comprises the majority of each store's revenue. Earful's customer base is made up of commuters, salespeople, exercisers, repetitive task job-holders and students (particularly those who are dyslexic and/or have Attention Deficit Disorder). Earful competes for the sale of audiobooks with national retailers such as Barnes & Noble and Borders and mail order or web based operations such as Audio Book Club/Mediabay. In the rental area, Earful mainly competes with Cracker Barrel restaurants, independent video stores, and/or mail order entities such as Books On Tape, Blackstone Audio, and Recorded Books.

Earful merged with American Absorbent Natural Products (AANP) on July 6, 2001. Prior to the merger, AANP was engaged in the mining, processing and sale of zeolite through its operations in Hines, Oregon. The company owns mining equipment, a 103,000 square foot production facility constructed of sheet metal and over 500,000 board feet of Douglass Fir timbers and 295 mining claims estimated to be in excess of one billion tons of zeolite, making it one of the largest deposits in the United States. There are currently no material mining or processing operations occurring. These assets are being actively marketed by Earful and the company anticipates that their sale will generate substantial cash for debt reduction, expansion and working capital.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Total revenue of $268,000 for the three months ended September 30, 2001 decreased approximately $105,000, or 28%, from $373,000 for the three months ended September 30, 2000. The decrease was primarily attributable to a decrease in rental revenue of $15,000, a decrease in merchandise sales of $31,000, a $30,000 decrease in franchise revenue and a $27,000 decrease in other income. Although the Company opened two additional stores during the quarter, rental revenue and merchandise revenue decreased as a result of the early stages of the stores development and current market conditions. Franchise revenue declined as a result of the Company's decreased focus on this aspect of its business.

Cost of sales and services for the three months ended September 30, 2001 amounted to approximately $483,000, or 180% of total revenue, compared to approximately $411,000, or 110% of total revenue, for the three months ended September 30, 2000. The increase was primarily attributable to the opening of two corporate stores.

Operating, selling, general and administrative expenses for the three months ended September 30, 2001 amounted to approximately $659,000, or 245% of total revenue, compared to $535,000, or 143% of total revenue for the three months ended September 30, 2000. Selling, general and administrative expenses increased as a result of the Company's continued expansion, business development efforts and expenses associated with the merger.

Interest expense for the three months ended September 30, 2001 amounted to approximately $44,000 compared to approximately $33,000 for the three months ended September 30, 2000. Interest expense increased as a result of the overall increase in the average debt balance outstanding during the respective periods and due to $174,439 of common stock issued to stockholders during the nine months ended September 30, 2001 for interest and the guarantee of the Company's indebtedness.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Total sales of $777,000 for the nine months ended September 30, 2001 decreased approximately $90,000, or 10%, from $867,000 for the nine months ended September 30, 2000. The decrease was primarily attributable to a $41,000 decrease in merchandise sales and a $50,000 decrease in franchise revenue. Although the Company opened two additional stores during the quarter, rental revenue and merchandise revenue decreased as a result of the early stages of the stores development and current market conditions. Franchise revenue declined as a result of the Company's decreased focus on this aspect of its business.

Cost of sales and services for the nine months ended September 30, 2001 amounted to approximately $1,181,000, or 152% of total revenue, compared to approximately $952,000, or 110% of total revenue, for the nine months ended September 30, 2000. The increase was primarily attributable to the opening of two corporate stores.

Operating, selling, general and administrative expenses for the nine months ended September 30, 2001 amounted to approximately $1,611,000, or 207% of total revenue, compared to $1,390,000, or 160% of total revenue for the nine months ended September 30, 2000. Selling, general and administrative expenses increased as a result of the Company's continued expansion, business development efforts and expenses associated with the merger.

Interest expense for the nine months ended September 30, 2001 amounted to approximately $280,000 compared to approximately $85,000 for the nine months ended September 30, 2000. Interest expense increased as a result of the overall increase in the average debt balance outstanding during the respective periods and due to $179,439 of common stock issued to stockholders during the nine months ended September 30, 2001 for interest and the guarantee of the Company's indebtedness.

Net cash used in operating activities for the nine months ended September 30, 2001 increased approximately $1,502,000 to $2,063,000. The increase is primarily the result of the expansion of the Company and the Company's increase in net cash provided by financing activities of $1,436,000, which was used to finance the operations of the Company during the nine months ended September 30, 2001.

LIQUIDITY AND FINANCIAL CONDITION

The Company's accumulated deficit through September 30, 2001 was $7,410,392 compared to $5,115,462 at December 31, 2000. The Company has a working capital deficit of $5,191,224 at September 30, 2001, and year-to-date operating losses have continued through the date of this report. The Company has financed its operations for the most recent two years primarily through the sale of equity securities and proceeds from shareholder loans and debt to financial institutions. During the quarter ended September 30, 2001, the Company's primary sources of working capital were revenues from operations of $268,000 and short-term loans of $200,000 from shareholders and $600,000 from financial institutions.

During the last two years, the Company has incurred losses as it has pursued various opportunities to substantially expand its business. It has pursued expansion through franchising and currently has eight franchise stores. Additionally, the Company pursued expansion through co-locating with other retailers and has expended considerable research and development to determine the viability of an on-line retail presence. While the Company will continue to pursue opportunities to expand its business base, it anticipates that most of its expansion will occur in the addition of Company owned stores and by providing its expertise to further expand the business of other participants already successful in other segments of the audiobook market. In addition, the Company plans to implement a marketing strategy to increase revenue at existing Company owned stores and franchise stores.

The Company is actively marketing the mining assets acquired in its merger with American Absorbents Natural Products, Inc. in order to produce working capital and to reduce its dependence on short-term credit facilities. Management believes it will sell the mining assets in an amount in excess of the liabilities associated therewith and thereby provide substantial working capital for the Company. Further, management believes there are available sources of long-term capital on terms acceptable to the Company that will provide additional working capital necessary to expand operations, provide for the liquidation of a substantial portion of its short-term debt and accounts payable and provide for the necessary associated debt service. However, there can be no assurance that there will be additional financing available, or, if available, such financing would be available on terms acceptable to the Company. If adequate working capital is not available, the Company may be required to curtail its operations significantly or obtain funds on less favorable terms than it might desire. The failure of the Company to raise additional working capital on acceptable terms would have a material adverse effect on the Company's business, financial condition, results of operations and its ability to continue as a going concern. The report of the Company's independent accountants, which accompanied the consolidated financial statements for the year ended December 31, 2000, was qualified with respect to these risks.

The Company did not issue any common stock for cash investment during the quarter ended September 30, 2001. It did issue 130,000 shares of common stock for services to a vendor during this same period.

INFLATION

The Company does not expect inflation to have any material effect on its revenue or its overall operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Company is subject to market risks of changes in lease rates for retail real estate rental space based on the maturity of current lease agreements. Our exposure relates primarily to leases that mature in years 2002 through 2006. In the event lease rates associated with these leases were to increase by $1.00 per square foot per year, it would increase the cost of goods sold for rental and sales merchandise by approximately $20,000 per year.



                                     PART II
                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

A suit was filed on January 25, 2001, in the 261st District Court of Travis County, Texas, styled Electrocast, Inc. vs. Audiobooks of Texas, Inc. This legal proceeding was previously reported by the Company in the 8-K filed on July 10, 2001 and in the 8-K/A filed September 10, 2001. The suit is for breach of contract concerning an agreement by the Company to have Electrocast process certain books on tape to digital format. Amount claimed as damages by Electrocast is approximately $3.725 million. The Company has filed a general denial. Counsel to the Company believes that the Company has a valid defense of repudiation of the contract upon which the suit is brought by Electrocast and that damages, if any, are greatly overstated in that the amount being sought is for the gross amount of the contract, not lost profit. Minimal discovery has occurred and no date for trial has been set.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS.

On August 24, 2001, subject to a proxy solicitation, the Company held a special meeting of common stock shareholders wherein 14,144,435 of the common shareholders voted to approved the change of the state of incorporation of the Company from the state of Utah to the state of Delaware and in doing so, change the name of the corporation from American Absorbents Natural Products, Inc. to Earful of Books, Inc.

ITEM 5. OTHER INFORMATION.

On July 10, 2001, the company filed an 8-K detailing the merger transaction between American Absorbents Natural Products, Inc. and Audiobooks of Texas, Inc. Further, on September 10, 2001, the Company filed an 8-K/A updating the financial information in the 8-K filed on July 6, 2001 to include, among other matters, audit reports and related financial information for the years ended December 31, 1999 and 2000 and unaudited financial information for the six month and three month periods ended June, 30, 2000 and 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             EARFUL OF BOOKS, INC.


                                             By: /s/ Paul A. Rush
                                                 ----------------
                                                 Paul A. Rush,
                                                 Chairman of the Board and Chief
                                                 Executive Officer


Date: November 19, 2001





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in their capacities and on the dates indicated.



Signature                                Title                             Date
---------                                -----                             ----
/s/ Paul A. Rush                     Chief Executive                November 19, 2001
----------------           Officer and Chairman of the Board
Paul A. Rush                 (Principal Executive Officer)



/s/ Myron E. Sappington         Chief Financial Officer             November 19, 2001
-----------------------     (Principal Accounting Officer)
Myron E. Sappington
