Form 10KSB
period 2001-12-31
EARFUL OF BOOKS INC
filed 2002-04-15
CIK 914553

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2001

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number 0-23356

EARFUL OF BOOKS, INC.

(Name of Small Business Issuer in Its Charter)

Delaware	74-3014422
(State or Other Jurisdiction of Incorporation or Organization)	IRS Employer Identification

907 West 5th Street, Suite 203 Austin, Texas	78703
(Address of Principal Executive Offices)	(Zip Code)

512-343-2620

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
NONE	NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK (.001 PAR VALUE)

(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒ No ☐.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [CONFIRM THERE WERE NO LATE SECTION 16 FILINGS.]

Issuer’s revenues for the fiscal year ended December 31, 2001. $1,088,608

Aggregate market value of common stock (.001 par value) held by non-affiliates at March 31, 2002. $2,705,484

Common stock ($.001 par value) shares outstanding at March 31, 2002. 19,834,923

Cautionary Statement for Purposes of “Safe Harbor Provisions” of the Private Securities Litigation Reform Act of 1995:

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a “safe harbor” for forward-looking statements to encourage companies to provide information about their companies, so long as those statements are identified as forward-looking and are accompanied by cautionary statements identifying important factors that would cause actual results to differ materially from those discussed in the statement.  The Registrant desires to take advantage of the “safe harbor” provisions of the Reform Act.  Except for the historical information contained herein, the matters discussed in this report are forward-looking statements, which involve risks and uncertainties.  Although the Registrant believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved.  Important factors that can cause actual results to differ materially from the Registrant’s expectations are disclosed in conjunction with the forward-looking statements or elsewhere herein.

PART I

ITEM I. DESCRIPTION OF BUSINESS:

Overview

Earful of Books, Inc., a Delaware corporation (“Earful” or the “Company”) is based in Austin, Texas, and is a leading audiobook-only retailer in the United States. Earful, one of the pioneers in the audiobook retailing industry in the United States, was founded in 1992 and began its franchise operations in 1998.  Effective July 6, 2001, Audiobooks of Texas, Inc. d/b/a Earful of Books merged with a subsidiary of American Absorbents Natural Products, Inc. (“AANP”)  Subsequent to the merger, the shareholders of Earful approved the renaming of the corporation from American Absorbents Natural Products, Inc. to Earful of Books, Inc. on August 24, 2001 and concurrently gave their approval to reincorporate in the state of Delaware following its original incorporation in Utah on February 9, 1984.

Earful currently offers audiobooks for sale or rent on both cassette and compact disc.  Earful’s customer base is made up of commuters, salespeople, exercisers, repetitive task job holders (such as postal workers and line workers) and students (particularly those suffering from Attention Deficit Disorder or dyslexia).  At present, Earful is the largest (based upon revenue) and second largest (based upon number of stores open) audiobook-only retailer in the United States.  In the retail marketplace, Earful competes for audiobook sales with large chain bookstores, such as Borders and Barnes & Noble.  Earful also competes with independent video stores and Cracker Barrel restaurants for audiobook rentals.

                    Prior to the merger with Earful, AANP was engaged in the mining, processing and sale of zeolite through its operations in Hines, Oregon.  The Company now owns mining equipment, a 103,000 square foot production facility constructed of sheet metal, over 500,000 board feet of Douglass Fir timbers and 295 mining claims.  The mining claims are estimated to have in excess of one billion tons of zeolite, making them one of the largest deposits in the United States. There are currently no material mining or processing operations in process. These assets are being actively marketed by Earful and the company anticipates that their sale will generate substantial cash for debt reduction, expansion and working capital.  These assets are referred to in the Company’s financial statements as “Assets held for sale”.

Audiobooks Business

Bricks and Mortar Strategy.  Earful intends to become the leading retailer of audiobooks through its “bricks and mortar” stores and internet operations, with the largest rental selection of any retailer in the country focusing on unabridged titles.  Additionally, Earful will strive to complement the rental strategy with a commitment to stocking the finest audiobooks available for sale.  Management believes that Earful’s level of customer service will help build customer loyalty, repeat business and customer referrals. At present, each Earful store carries between 4,000 to 7,000 of the over 65,000 audiobook titles available for sale or rental.  In contrast, Borders and Barnes & Noble normally only carry between 500 and 1,000 titles for sale..   Earful carries one of the largest selections of audiobooks in the retail sector and specializes in offering unabridged audiobook selections.

Earful opened its first store on November 1, 1992 in Austin, Texas. Earful opened its second store in Dallas in July 1993 and a third store in Plano, Texas in March 1994.  Earful entered into a license agreement in August 1995 for a store in Charlotte, North Carolina.  The licensee entered into a license for a second store in July 1997. In 1996, Earful also entered into a license agreement for an Arlington, Texas store.  All three licensed stores converted to franchise stores when Earful began its franchise operations in July 1998.  In 1997, Earful acquired the assets of Booktronics of Houston, Texas, which operated a single store in Houston, Texas.  The store has since been converted to Earful’s format.  In April 2001, Earful opened a store in San Antonio, Texas.

Earful also has franchise stores in operation in the following areas:

Arlington, Texas

Mission Viejo, California

Portland, Oregon

Redmond, Washington

Roanoke, Virginia

Rockville, Maryland

Suppliers. Earful primarily purchases its inventory from major distributors such as Ingram Entertainment and Ingram Book Company. The Company also buys direct from a number of publishers such as Books On Tape, Blackstone Audio, Brilliance Audio, Random House Audio, and Recorded Books along with a number of smaller publishers often not carried by a distributor.

Internet Strategy.  Earful has an opportunity to leverage its “bricks and mortar” operation with an extensive Internet application.  Earful’s goal is to strengthen its physical presence by combining it with a strong Internet strategy and thereby developing brand recognition that spans the spectrum from leisure shopping pleasure to delivery-on-demand service.

Earful is aggressively moving to outfit its store locations to take advantage of the efficiencies offered by the Internet.  Earful currently plans to equip each existing store and each new location added with technology that will allow stores to download, via the Internet, any content that has been digitally encoded and is available in the market, in any format desired by the customer: cassette tape, compact disc or an appropriately-equipped personal player (such as an MP-3 player).  The customer will be able to reserve his or her selection by telephone or from the Internet, and pick it up at the store closest to their location, receive it by mail, or, if they are already in a store, their request will be able to be downloaded on the spot.  This concept will allow Earful to have a “virtual inventory,” thereby reducing its inventory carrying cost and increasing its profit margin while improving its ability to meet customer needs and expanding its customer base.  Franchise stores will also benefit from this strategy in lower inventory carrying costs, translating into higher returns on their investment and an opportunity to expand their customer base.

Blockbuster Alliance.  Earful has entered into an Alliance Partner Agreement with Blockbuster, Inc., joining other companies such as Starbucks, Papa John’s Pizza, Quizno’s and Subway as Alliance Partners of Blockbuster.  Pursuant to Earful’s Agreement with Blockbuster as an Alliance Partner, Earful expects to receive the following benefits:

·              A right to sublease part of Blockbuster Stores approved by Blockbuster for downsizing.  Earful plans to develop and build-out up to 150 stores in Blockbuster sites over the next three years.

·              To reduce store build-out costs, Blockbuster will share utilities on a pro-rata basis and where appropriate share restroom facilities.

·              Earful will have the opportunity to partner with Blockbuster on a fee basis for advertising/marketing services for the Blockbuster/Earful co-located stores.

·              Blockbuster will allow Earful to advertise in Blockbuster mailings and provide taglines in other types of advertising.

Intellectual Property.  The Company markets its products under the trademark “Earful of Books,” a registered trademark with the United States Patent and Trademark Office.

Customers.  Earful’s primary customers listen to audiobooks regularly while commuting, traveling, working, and exercising.  Earful’s primary customers are typically well-educated and upper-middle class.  A short list of typical primary customer profiles includes:

•                  a parent listening while running errands;

•                  professionals listening during their morning and evening commutes;

•                  professionals listening while traveling on business; and,

•                  retired persons listening for pleasure.

Primary customers can be price sensitive.  Many of them have exhausted the limited audiobook selections at their public libraries.  They explore used bookstores for bargains and visit big-box bookstores to purchase newly released titles.  Initially, retail locations and mail order served primary customers, but a growing number of them are converting to the Internet as a source of their rentals.

Earful’s secondary customers enjoy their experiences with audiobooks, however, mostly as an optional or seasonal product easily replaced by other consumer products.  Typically, secondary customers rent or purchase audiobooks to fill a specific need, like family listening for a summer vacation road trip or academic listening for a school project.

Also, Earful enthusiastically pursues education markets and cultivates relationships with visually impaired and special education customers, such as those diagnosed with attention deficit disorder or dyslexia.

One of every five American households listen to audiobooks at least once a year, a trend the Audio Publishers Association (APA) sees growing in its regular market surveys.  In 2001, the Annual APA Survey found that in the most popular locations, audiobook listeners spend more than one third of their listening time at home and in a vehicle with audiobooks.

An audiobook does not hold the same residual emotional value for listeners as a printed hardback book.  As a result, audiobooks listeners do not have a primary need to own the product.  Rather, listeners merely want easy access to the product for a reasonable price.  For example, the recent APA survey found that more than half of audiobook listeners do not purchase the product, but rent, borrow, or receive audiobooks as gifts.   Earful believes this clearly validates its business model of renting audiobooks.

Competition.  Earful is aware that it has the following competitors in the industry and notes their competitive position to such competitors:

•                  Publishers, who generate content but do not have a strong interest in maintaining rental or sales channels.

•                  Libraries, the largest provider of audiobooks, which have small inventories and limited selections.

•                  Retailers such as Barnes & Noble and Borders, Wal-Mart and Target, and mall stores are occasionally significant sellers of best-selling audiobooks.  However,

                        publishing agreements typically preclude them from generating audiobooks rental revenues, which generate a substantial amount of Earful’s revenues.

•                  Online and membership/catalogue operations, which include Audible.com and Mediabay, audiobook clubs like membership-based book and record clubs, and some small, independent audiobook publishers.

•                  Rental-based competitors, such as Talking Book World and Bookears, Cracker Barrel and other highway-based rental outlets, and single-location independent retailers in various cities.

Research and Development.  While the Company continually investigates new technology related to all of its products, it did not engage in any direct research and development projects in the year ended December 31, 2000.  During the year ended December 31, 2001, the Company began the development of a point of sale, inventory management, customer management and development software system specifically related to a rental concept.  The Company incurred approximately $158,163 in costs associated with this research and development.  The cost is included in the accompanying financial statements as a part of “Property and Equipment”.

Regulations.  The Company is subject to all state and federal regulations regarding employee relations, local zoning and compliance issues and discrimination matters.  The Company believes it is in compliance with all such regulations.

 Environmental Laws.  The Company has no environmental matters related to its primary business of renting and selling audiobooks.

Factors That May Effect Future Results of the Audiobook Business

Limited Operating History.

Earful has a limited operating history from which to evaluate its business and operations.  Earful was founded in 1992.  Although Earful has experienced growth in both the rental and direct-sale markets of audiobooks during its eight-year history, there can be no assurance that it will continue to grow or that it will achieve positive cash flow and profitability on an ongoing basis.  As a company in a new and evolving market, it faces numerous risks and uncertainties.

Absence of Profitability.

Due in part to Earful’s aggressive growth plan, since Earful’s inception, it has not been profitable.  Earful has historically experienced losses on a consolidated basis, including losses of $251,081 during the year ended December 31, 1997, $492,930 during the year ended December 31, 1998, $785,833 during the year ended December 31, 1999, $2,554,698 during the year ended December 31, 2000 and $4,596,061 during the year ended December 31, 2001. Earful is a guarantor of approximately $150,000 of debt of a partnership in which Earful is the general partner and a limited partner loan, which debt was used to finance its store in Austin, and an additional loan in the amount of approximately $52,000, which was used to finance its store in Houston, Texas.  At

December 31, 2001, Earful had accumulated a deficit of $9,711,523 and outstanding indebtedness to its stockholders of $2,618,068 including accrued interest expense. As of December 31, 2001, Earful had approximately $8,520,097 of indebtedness outstanding, which is substantial in relation to Earful’s total capitalization.  Earful’s indebtedness requires it to make timely interest and principal payments. Earful is currently in default of certain loan covenants in its agreements with various lenders and is in default on the majority of its obligations under the indebtedness.  However, on April 12, 2002, Earful reached verbal agreement with two financial institutions to renew and extend $1,750,000 of the Company’s bank debt on terms acceptable to the Company. If Earful does not generate sufficient cash flow from operations or obtain other sources of funds to finance these payments, it could have a material adverse effect on our business, including foreclosure by the lenders on Earful assets.  Moreover, because borrowings under certain credit agreements are at variable rates, Earful is subject to the risk of paying higher rates on advances under those credit agreements.

Ability to Manage Growth

Earful’s internal growth and acquisitions have placed, and are expected to continue to place, a significant strain on our management, administrative, operational, financial and other resources.  Earful cannot assure potential investors that it will be able to successfully integrate the acquired operations into its business or that it will be able to retain key personnel acquired in these transactions. Earful will be materially adversely affected if it is unable to successfully integrate acquired businesses and personnel into its operations.

Dependence on Growth of Audiobook Market.

Because the market for audiobooks is still evolving and is a niche market, it is not certain that the market will continue to grow.  It is possible that the market for audiobooks may not continue to grow at the current rate or growth trends may reverse. The sale of audiobooks through mail order clubs is an emerging retail concept.  As is typically the case for products in an evolving industry, the ultimate level of demand and market acceptance for audiobooks is subject to a high degree of uncertainty.  A decline in the popularity of audiobooks would adversely affect Earful’s business and prospects.  Failure to respond to factors affecting Earful’s business could result in lost sales opportunities or excess inventory from Earful’s inability to sell selected titles.  Earful’s success is largely dependent upon its ability to anticipate and respond to these and other factors affecting the industry, such as economic factors affecting discretionary consumer spending, changes in consumer demographics and the availability of other forms of entertainment.

Responsiveness to Market Trends.

The audiobook market is characterized by continuous introductions of new titles and is subject to changing consumer preferences, which may adversely affect Earful’s ability to plan for catalog offerings, anticipate order lead-time and accurately assess inventory requirements.  While Earful evaluates many factors to anticipate the popularity and life cycle of selected titles, the ultimate level of demand for specific audiobook titles is subject to a high level of uncertainty.  Moreover, sales of a specific audiobook title typically decline rapidly after the first few months following release.  Any unanticipated decline in popularity of selected titles could result in excess inventory or require Earful to sell this inventory at a reduced price. Interruption in the supply of audiobooks could result in increased product costs or loss of sales opportunities.

Failure to Obtain Rights.

Failure to obtain the rights to audiobook libraries or selected audiobook titles, on commercially reasonable terms, or at all, could negatively affect Earful’s business.  Earful’s success is in part dependent upon its ability to establish license arrangements and license and supply arrangements with respect to audiobook publishers’ libraries and to enter into additional arrangements for the supply of new audiobook titles.

Possibility of Increased Postal Costs.

Increases in costs of postage and shipping could reduce Earful’s net income or increase Earful’s net loss if it were unable to pass on the costs to its customers. Any unanticipated increase in postal rates could have an adverse effect on Earful’s operating results to the extent that it is unable to offset these increases by raising its prices or by implementing more efficient mailing, delivery and order fulfillment methods.  Postage and shipping are significant expenses in the operation of Earful’s business.

Dependence on Proprietary Information.

Third parties could copy or obtain access to, and use, Earful’s member and customer databases and other proprietary know-how, ideas and concepts. In addition, confidentiality agreements with executive officers, employees, list managers and appropriate consultants and service suppliers may not adequately protect Earful’s trade secrets. In the event competitors independently develop or otherwise obtain access to Earful’s know-how, concepts, trade secrets or databases, Earful might be adversely affected.

Unanticipated events, including delays in securing an adequate supply of popular audiobook titles at the time of peak sales, delays in direct mailing or significant decreases in sales, particularly during peak sales periods, could result in losses during a period which would not be easily reversed before the following year.

Dependence on Key Personnel.

Earful is dependent upon the services of its key personnel and in particular Russell Grigsby, Chief Executive Officer; Myron Sappington, Executive Vice President and Chief Financial Officer; and Jefferson Baskin, Executive Vice President-Customers.  Paul A. Rush, founder, at present is a Consultant to the Company.  The loss of the services of any personnel could have a material adverse effect on Earful.  In addition, the availability of skilled personnel is extremely important to Earful’s growth strategy and the failure of Earful to attract and retain such personnel could have a material adverse effect on Earful.

Competition for Customers.

Earful expects competition in the audiobook market, including Internet and traditional “bricks and mortar” store operations, to intensify as more competitors seek to expand their position in the marketplace.  Earful expects companies with much greater resources than it to compete for the same business. Competitors could include traditional booksellers, including Borders Group, Inc., Barnes & Noble, Internet companies such as Amazon.com and traditional retailers such as Wal-Mart.  Most of these competitors and potential competitors have substantially greater financial, technical and marketing resources than Earful.  Earful is also in direct competition with other audiobook retailers, including Talking Book World, a chain of audiobook stores based in Detroit, Michigan. There can be no guarantee that Earful will be able to compete effectively or successfully implement its business plan. Earful’s business strategy depends in part on its ability to grow its brand name and continue its expansion through the development of corporate stores and additional franchises, as well as its ability to develop its Internet presence as the premier destination for audiobooks on the Internet. There can be no assurance that Earful will be able to grow its business and achieve continuing revenue growth and/or reductions in costs.

Dependency on Franchise Concept.

Because of its limited available capital, Earful is dependent on attracting qualified franchisees to meet its retail store expansion plan.  In the event Earful cannot attract qualified franchisees, Earful will not meet its store-opening schedule which could have a material adverse effect on Earful’s business.  Because revenues from franchisees’ sales are a component of Earful’s revenue base, Earful’s performance also depends upon the ability of its franchisees to promote and capitalize upon the Earful concept.

Government Regulation.

Earful is subject to federal regulation and certain state laws that govern the offer and sale of franchises.  Many state franchise laws impose substantive requirements on the franchise agreement, including limitations on non-competition provisions and termination or non-renewal of a franchise.  Some states require that certain materials be registered before franchises can be offered or sold in that state.  The failure by Earful to comply with these laws could subject Earful to liability to franchisees and to fines or other penalties imposed by governmental authorities.  Earful believes that the franchising industry is experiencing an increasing trend of franchisees filing complaints with state and federal governmental authorities and instituting lawsuits against franchisors claiming that they have engaged in unlawful or unfair trade practices or violated express or implied agreements with franchisees.  Earful believes that it is in material compliance with these laws and regulations and its agreements with franchisees.

Continued Availability of Retail Real Estate Sites.

There is no assurance that either Earful or its franchisees will be able to continue to negotiate acceptable retail real estate leases in which to locate its future stores or that rental rates will continue to be at such levels that profitability will continue to be possible.  There is no long-term commitment from Blockbuster that it will continue to offer Earful or its franchisees opportunities or any incentives to locate within its retail locations.

Direct Liability of Earful for Real Estate Leases on Sites Occupied by Franchisees.

Earful is the sub-tenant on real estate leases occupied by the franchisee-owned stores co-located with Blockbuster.  There is no assurance that any of these stores will be adequately profitable to meet the lease obligations or that Earful will have adequate capital to pay the lease requirements in the event franchisees fail to meet their obligations under the leases.

Technological Obsolescence Risk.

There is no assurance that Earful will have adequate capital to develop or acquire any new technology necessary to retain its position in the market.  There currently exist other market participants more favorably capitalized and better positioned than Earful to develop new technology or acquire newly available technology.  Others may develop products or technologies that render our products noncompetitive or obsolete.  If Earful is not able to respond to technological change, it may lose customers, which could cause Earful’s revenues to decrease.

Zeolite Business

There are no current material mining or processing operations occurring by the Company. These assets are being actively marketed by Earful and the company anticipates that their sale will generate substantial cash for debt reduction, expansion and working capital.

Regulations.  Although the Company does not currently actively operate either the mine site or the processing plant to any material extent, should it begin these of the operations, it would be subject to federal and state reclamation requirements.  These require the Company to return the mined area to a useful status.  In general, mining and milling operations are subject to compliance with the regulations promulgated under the federal Mining and Minerals Policy Act of 1970 and the requirements of the federal Occupational Safety and Health Administration (OSHA), as well as equivalent state regulations.

Environmental Laws.  In the event the Company begins mining and milling operations again, compliance with regulations relating to the protection of the environment is not anticipated to have a material effect upon the capital expenditures, earnings or competitive position of the Company.  Due to the limited nature of the mining operations in Oregon prior to 1998, the Company’s predecessor operated under an exemption from reclamation requirements.  However, the Company’s predecessor’s policy has always been to reclaim all of its mined areas.  A Plan of Operations for the Harney Basic Claims has been approved by the various regulatory commissions and permanent mining permits were issued on July 10, 1997.  The Company posted a $15,000 mined land reclamation bond to assure compliance.

Factors That May Effect Future Results of the Zeolite Business.

Sales of Assets.

The Company currently anticipates liquidating the assets related to the zeolite business.  The zeolite deposits of the Company contain very low traces of known carcinogenic fibrous particles.  The presence of these traces could affect the market value of the zeolite assets and thus the potential realizable value of these assets.  This could affect the Company’s cash flow and need for financing.  However, based on toxicology and other independent expert reports, the Company believes that trace amounts of hazardous zeolites are common to many zeolite deposits and that the majority of its deposits do not contain amounts in excess of those  commonly found.

Potential Environmental Liabilities.

The Company has been engaged in the mining of zeolite.  The zeolite mine contains hazardous materials discussed above.  It is possible that the Company could be held liable for damages related to the development of adverse health conditions in employees or persons who purchased or were otherwise exposed to the Registrant’s products.  Management believes that because of the trace amounts of hazardous substances present and the limited operations and sales conducted to date, the likelihood of this potential liability is low.  However, if any person were to be successful in obtaining a judgment against the Company for adverse health conditions, it could have a material adverse impact on the Company.  Management has obtained  insurance coverage for this potential liability, however, there can be no assurance that such insurance coverage will be adequate to insulate the Company from all material liability.

                Adverse Conditions.

The local climate does not favor year-round mining or processing on the property. The rainy season occurs from October through April and could cause problems in stripping, crushing, and screening of the zeolites. Also, the weather could have a material effect on the ability to haul large quantities of the material if permanent roads are not constructed. The Company does not plan to construct permanent roads.  The Company does not believe its operations will be restricted by this since sufficient quantities of zeolite can be mined during good weather conditions.

                Title to Property.

The owner of an unpatented mining claim holds possessory title to the claim.  Possessory title is not legal title, nor does it arise out of any instrument or grant by the United States or out of any action taken by any officer or agency of the state or federal governments.  A claim must be patented for legal title to vest ownership. Possessory title arises as a matter of law by performance by certain acts of location, including the staking of claim boundaries and the making of certain record filings in compliance with the requirements of federal and state laws.  The validity of an unpatented mining claim cannot be conclusively determined by an inspection of public records.  It is dependent upon the legal availability of the lands at the time the location is made and the validity of the mineral discovery within the boundaries of each claim, in compliance with federal, state and local laws relative to location procedures.  Prior to 1992 possessory title was maintained against subsequent location by the annual performance of labor or improvements on or for the benefit of each mining claim.  The Company believes all past assessment work requirements relating to the Company’s claims were adequately performed.  Since 1992 possessory title for persons holding ten or more claims continues to be maintained by payment of an annual claim fee of $100 per claim. The Company believes it has met the requirements for holding possessory title to the claims.

Employees

The Company had 21 full time employees and 34 part-time employees as of March 31, 2002.

Reports to Security Holders

Earful is not required to deliver an annual report to its stockholders.  Earful will voluntarily send a copy of this annual report including audited financial statements to its stockholders upon receipt of a written request from a stockholder.  Earful is required to file reports pursuant to Section 13 of the Securities and Exchange Act with the Securities and Exchange Commission (the “SEC”).  The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and other information statements, and other information at http://www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTIES:

Executive Offices and Audiobook Retail Properties

The Company’s executive offices are currently located at 907 W. 5th St., Suite 203, Austin Texas.  Earful occupies approximately 4,270 combined square feet of leased office space in Austin, Texas for its headquarters and 22,852 combined square feet of leased retail space in Austin, Dallas, Houston and San Antonio for the Earful-owned retail stores.  The monthly rent on the combined space is approximately $59,571.65 and is at a market rate.  Substantially all of this space is leased until 2004.  We believe that current facilities will be adequate to meet our near term requirements.

Mining Properties

The Company has located or acquired, and controls 259 unpatented placer mining claims located in the Harney Basin, Harney County, Oregon, covering approximately 7.475 square miles (the “Harney Basin Claims”). Also, the Company has located or acquired 26 unpatented zeolites placer mining claims in Malheur County, Oregon, near the town of Sheaville (the “Sheaville Claims”). In addition, the Company has purchased 10 unpatented lode zeolite mining claims situated in Mohave County, Arizona, (the “Arizona Claims”).  The Company has not been made aware of any rival claimant’s interest in or restrictions imposed by the Bureau of Land Management that might impair the Company’s possessory interest in the Arizona “lode” claims.

The Company is in possession of extensive trenching and core drilling data on the Harney Basin.  A  composite geological report prepared for the Company in 1993 estimated the early sampling of the area established numerous good-quality zeolite beds in a 7.5 square mile area with an average of slightly over 70% total zeolites content, consisting primarily of clinoptilolite, with lesser amounts of phillipsite, chabazite, mordenite and erionite. The Company intends to concentrate its mining efforts, if any, solely on the beds of zeolites containing no erionite. The Company’s current operations are in an area of the Harney Basin which reports indicate may contain in excess of 880,000,000 tons of 90% pure clinoptilolite.  The zeolite deposits on the Harney Basin Claims are on or near the surface with little or no overburden, thus reducing the cost of extraction.

The mortgage on the Company’s mining facility has a lien on it from a line of credit granted to the Company by Robert Bitterli, a member of the Company’s Board of Directors.

The Harney Basin Claims have virtual year-round access by a highway and existing ranch and county roads.  However, sustained mining operations may require the construction of more permanent facilities. The Company has no present intention to commence mining operations of the magnitude that would require larger permanent facilities.

Insurance

All of these properties are all insured by standard insurance coverages for fire and other potential detrimental occurrences in amounts adequate to protect the Company from any material potential loss.

Debt

At December 31, 2001, the Company owed $1,995,038 in bank debt to three financial institutions.

Also at December 31, 2001, the Company owed its shareholders and certain Directors of the Company $2,486,947.

As of April 1, 2002, $1,300,000 of the Company’s bank debt had matured with two financial institutions.  On April 12, 2002, Earful reached a verbal agreement with those financial institutions to renew and extend $1,750,000 of the Company’s bank debt on terms acceptable to the Company.

ITEM 3. LEGAL PROCEEDINGS:

Neither the Company, any of its properties, nor its subsidiaries are a party to any material pending legal proceeding or government action, including any material bankruptcy, receivership, or similar proceedings. Management of the Company does not believe that there are any material proceedings to which any director, officer or affiliate of the Company or its subsidiaries, any owner of record, beneficially, of more than 5 percent of the common stock of the Company, or any associate of any such director, officer or affiliate of the Company, or security holder is a party adverse to the Company or its subsidiaries or has a material interest adverse to the Company or its subsidiaries. The Company does, from time to time, get involved in litigation in the carrying out of its operations.

The following details the results of litigation in which the Company was involved in during the year ended December 31, 2001.

1.             Corus Bank v. Earful of Books Illinois, Inc., Earful of Books, a Texas Corporation, Paul A. Rush, an individual, d/b/a Earful of Books, a Texas Corporation, Robert E. Pyeatt, an individual, and Sara Lyford, an individual,  Cause No. 01 L 015961; Circuit Court of Cook County, Illinois, County Department, Law Division.

Suit was filed  December 12, 2001.  Corus Bank, as trustee for James P. Stellas, sued pursuant to a lease agreement.  According to the complaint, Earful failed to pay the full amount of rent due for the term of the lease agreement.  The Plaintiff seeks $97,691.32 from Earful and $92,919.61, in the alternative, against the individual defendants.  Defendants Earful and Paul Rush have filed appearances.

2.             RTC, Inc. v. Earful of Books Franchising Company, Inc., Cause No. GN 103794; 126th Judicial District Court of Travis County, Texas.

Filed November 16, 2001.  RTC, Inc. sued Earful claiming fraud, breach of contract and fraudulent inducement in connection with RTC’s purchase of a franchise.  The parties resolved the matter for $55,000 in January 2002, but RTC filed an Agreed Judgment against Earful on February 28, 2002 for $70,000.

3.             Electrocast, Inc. v. Audiobooks of Texas, Inc.; 261st District Court of Travis County.

Filed January 25, 2001, Electrocast claims breach of contract concerning an agreement by Earful to have Electrocast process certain books on tape to digital format.  Amount sought is $3.725 million.  Earful believes that it has a valid defense and that damages are grossly overstated.  The parties have agreed to voluntarily mediate the case and in April 2002, the Company entered into a settlement agreement whereby they will issue 315,000 shares of the Company's common stock, plus pay $50,000 over a twelve month period beginning in May 2002.

4.             Earful Investors, Ltd. v. Paul A. Rush; Case No. A 0104764; Court of Common Pleas, Hamilton County, Ohio.

Filed December 5, 2001.  Earful Investors, Ltd. has an Agreed Final Judgment against Paul Rush for $90,000 filed in Travis County under cause numbers GN101933 and GN101940.  The underlying dispute is between defendant and a franchisee regarding acquisition of a store and payment of rent.  At this time, post-judgment discovery is taking place, which includes Mr. Rush’s deposition on April 22, 2002.

5.             David L. Rasmussen and Linda K. Rasmussen v. Earful of books Franchising Company, Inc., Earful of Books of Houston, Inc. Audiobooks of Texas, Inc., Earful Audiobooks, Inc. d/b/a Earful of Books, Earful Acquisition Corporation aka Earful Audiobooks, Inc. and Paul A. Rush; Cause No. 0110-10064; In the Circuit Court of the State of Oregon, County of Multnomah.

Filed October 9, 2001, Rasmussen claimed that the defendants failed to disclose material information when offering to sell a franchise.  The causes of action included violation of Oregon Revised Statute 650.020 regarding such disclosures and fraud.  The Plaintiffs sought a default judgment against the Defendants on January 4, 2002.  Judgment was entered in the amount of $374,010.00, plus costs and interest.

ITEM 4.  SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:

The common stock of the Company is traded on the NASD’s Over the Counter Bulletin Board under the symbol “EARZ”. The following table sets forth the range of high and low sales prices on a per share basis during the quarters indicated.

YEAR ENDED 12-31-00	HIGH PRICE	LOW PRICE	YEAR ENDED 12-31-01	HIGH PRICE	LOW PRICE
First Quarter	$0.92	$0.52	First Quarter	$0.50	$0.13
Second Quarter	$0.59	$0.26	Second Quarter	$0.78	$0.15
Third Quarter	$2.89	$0.26	Third Quarter	$0.33	$0.17
Fourth Quarter	$0.85	$0.13	Fourth Quarter	$0.39	$0.18

As of December 31, 2001, there were approximately 502 holders of record (not including shares held in street names) of the common stock of the Company as reported to the Company by its transfer agent. Based upon requests for proxy materials by various proxy services, the Company estimates that it currently has approximately 950 shareholders.

No cash dividends have been declared or paid as yet on the common stock. Whether dividends will be paid will be determined by the Board of Directors of the Company and will necessarily depend on the Company’s earnings, financial condition, capital requirements and other factors. The Board of Directors has no current plans to declare any dividends in the foreseeable future. There are no restrictions in effect, in loan documents or elsewhere, that would limit or restrict the Company’s ability to pay dividends.

At December 31, 2001, the Company had 50,000,000 shares of common ($.001 par value) stock authorized of which 17,934,923 shares were outstanding and had 10,000,000 shares of convertible preferred stock ($.001 par value) authorized of which no shares were outstanding. At March 31, 2002, 19,834,923 shares of common stock and 0 shares of convertible preferred stock were outstanding.

The Company issued common stock for $50,000 cash during the year ended December 31, 2001.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PLAN OF OPERATIONS.

Result of Operations

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

Total revenue of $1,088,608 for the year ended December 31, 2001 decreased $124,614, or 10%, from $1,213,222 for the year ended December 31, 2000. The decrease was attributable to a small decrease in merchandise sales and a significant decrease in franchise revenue   Although the Company opened two additional stores during the year, rental and merchandise sales revenue decreased slightly as a result of the early stages of the stores development and current market conditions. Franchise revenue declined as a result of the Company’s decreased focus on this aspect of its business and the result of four franchise stores ceasing operations in 2001.

Cost of sales and services for the year ended December 31, 2001 amounted to$1,771,170, or 163% of total revenue, compared to$1,324,380, or 109% of total revenue, for the year ended December 31, 2000. The increase of $446,790 was primarily attributable to the opening of two corporate stores.

Selling, general and administrative expenses for the year ended December 31, 2001 amounted to $3,482,179, or 320% of total revenue, compared to $2,026,361, or 167% of total revenue for the year ended December 31, 2000. Selling, general and administrative expenses increased $1,455,818 as a result of the Company’s continued expansion, business development efforts, costs associated with the settlement of potential litigation and expenses associated with the merger.

Interest expense for the year ended December 31, 2001 amounted to $431,320 compared to $117,171 for the year ended December 31, 2000. Interest expense increased $314,149 as a result of the overall increase in the average debt balance outstanding during the respective periods and due to $174,437 of common stock issued to stockholders during the year ended December 1, 2001 for interest and the guarantee of the Company’s indebtedness.

Net cash used in operating activities for the year ended December 31, 2001 increased $1,854,390 to $2,631,148. The increase is primarily the result of the expansion of the Company. The Company was able to fund the cash deficit from operations of $2,631,148 and the cash used for capital expenditures of $479,952 with an increase in net cash provided by financing activities of $3,111,100 during the year ended December 31, 2001.

Liquidity and Financial Condition

The Company’s accumulated deficit through December 31, 2001 was $9,711,523 compared to $5,115,462 at December 31, 2000.  The Company has a working capital deficit of $7,961,134 at December 31, 2001, and year-to-date operating losses have continued through the date of this report.  The Company has financed its operations for the most recent two years primarily through the sale of equity securities and proceeds from shareholder loans and debt to financial institutions.

During the last two years, the Company has incurred losses as it has pursued various opportunities to substantially expand its business.  It has pursued expansion through franchising and currently has six franchise stores.  Additionally, the Company pursued expansion through co-locating with other retailers and has expended considerable research and development to determine the viability of an on-line retail presence.  While the Company will continue to pursue opportunities to expand its business base, it anticipates that most of its expansion will occur in the addition of Company owned stores and by providing its expertise to further expand the business of other participants already successful in other segments of the audiobook market.  In addition, the Company plans to implement a marketing strategy to increase revenue at existing Company owned stores and franchise stores.

The Company is actively marketing its assets held for sale in order to produce working capital and to reduce its dependence on short-term credit facilities.  Management believes it will sell the mining assets in an amount in excess of the liabilities associated therewith and thereby provide substantial working capital for the Company.  Further, management believes there are available sources of long-term capital on terms acceptable to the Company that will provide additional working capital necessary to expand operations, provide for the liquidation of a substantial portion of its short-term debt and accounts payable and provide for the necessary associated debt service.  However, there can be no assurance that there will be additional financing available, or, if available, such financing would be available on terms acceptable to the Company.  If adequate working capital is not available, the Company may be required to curtail its operations significantly or obtain funds on less favorable terms than it might desire.  The failure of the Company to raise additional working capital on acceptable terms would have a material adverse effect on the Company’s business, financial condition, results of operations and its ability to continue as a going concern.  The report of the Company’s independent accountants, which accompanied the consolidated and combined financial statements for the year ended December 31, 2001 and 2000, included a paragraph detailing their uncertainty regarding the ability of the Company to continue as a going concern.

ITEM 7.  FINANCIAL STATEMENTS.

EARFUL OF BOOKS, INC.

__________

CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

WITH REPORT OF INDEPENDENT ACCOUNTANTS

for the years ended December 31, 2001 and 2000

EARFUL OF BOOKS, INC.

TABLE OF CONTENTS

Report of Independent Accountants

Consolidated and Combined Financial Statements:

Consolidated and Combined Balance Sheet as of December 31, 2001

Consolidated and Combined Statement of Operations for the years ended December 31, 2001 and 2000

Consolidated and Combined Statement of Cash Flows for the years ended December 31, 2001 and 2000

Consolidated and Combined Statement of Stockholders’ Deficit for the years ended December 31, 2001 and 2000

Notes to Consolidated and Combined Financial Statements

Report of Independent Accountants

To the Board of Directors and Stockholders

Earful of Books, Inc.

We have audited the accompanying consolidated and combined balance sheet of Earful of Books, Inc. as of December 31, 2001, and the related consolidated and combined statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2001 and 2000.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated and combined financial position of Earful of Books, Inc. as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and at December 31, 2001 is in a negative working capital position and stockholders’ deficit position.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Houston, Texas

March 25, 2002

EARFUL OF BOOKS, INC.

CONSOLIDATED AND COMBINED BALANCE SHEET

December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$—
Receivables	9,016
Due from franchisees	199,000
Due from stockholder	71,065
Merchandise inventories	67,296
Other current assets	43,200

Total current assets	389,577

Property and equipment, net	654,892
Other assets	233,413
Assets held for sale	3,466,376

Total assets	$4,744,258

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Book overdraft	$178,013
Accounts payable	1,472,554
Accrued liabilities	2,387,545
Current portion of long-term debt	75,832
Notes payable to financial institutions	1,750,000
Notes payable to stockholders	2,486,947

Total current liabilities	8,350,891

Long-term debt, net of current portion	169,206

Total liabilities	8,520,097

Commitments and contingencies

Stockholders’ deficit:
Common stock, $.001 par value, 50,000,000 shares authorized, 19,358,733 and 17,934,923 shares issued and outstanding, respectively	19,359
Additional paid-in capital	6,854,325
Unissued common stock	50,000
Stock subscription receivable	(30,000)
Accumulated deficit	(9,711,523)
Treasury stock	(958,000)

Total stockholders’ deficit	(3,775,839)

Total liabilities and stockholders’ deficit	$4,744,258

See accompanying notes to consolidated and combined financial statements.

EARFUL OF BOOKS, INC.

CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS

for the years ended December 31, 2001 and 2000

	2001	2000
Revenue:
Rental revenue	$717,204	$722,762
Merchandise sales	161,328	198,804
Franchise fee revenue	25,000	156,973
Other revenue	185,076	134,683

Total revenue	1,088,608	1,213,222

Cost of sales:
Cost of rental revenue	1,614,750	978,945
Cost of merchandise sold	61,104	91,455
Cost of franchise revenue	95,316	253,980

Total cost of sales	1,771,170	1,324,380

Gross margin	(682,562)	(111,158)

Operating expenses:
General and administrative	3,336,998	1,887,525
Depreciation and amortization	145,181	138,836

Total operating expenses	3,482,179	2,026,361

Loss from operations	(4,164,741)	(2,137,519)

Other income (expenses):
Interest expense	(431,320)	(117,171)
Gain (loss) on disposal of assets	—	(66,675)
Write-down on impairment of assets	—	(301,333)

Total other income (expenses)	(431,320)	(485,179)

Net loss before minority interest	(4,596,061)	(2,622,698)

Minority interest	—	68,000

Net loss	$(4,596,061)	$(2,554,698)

Basic and diluted net loss per common share	$(0.27)	$(0.19)

Weighted average shares outstanding	16,949,163	13,677,268

See accompanying notes to consolidated and combined financial statements.

EARFUL OF BOOKS, INC.

CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS

for the years ended December 31, 2001 and 2000

	2001	2000
Cash flows from operating activities:
Net loss	$(4,596,061)	$(2,554,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	284,420	200,465
Write-down on impairment of assets	—	301,333
Loss on disposal of assets and rental inventory	78,669	66,675
Loss attributed to minority interests	—	(68,000)
Common stock, options and warrants issued for services and interest	276,172	305,194
Changes in operating assets and liabilities:
Decrease (increase) in receivables	3,886	(12,546)
Increase in merchandise inventories	(20,635)	(11,102)
Increase in due from franchisees	(199,000)	—
Increase in advances to stockholder	(71,065)	—
(Increase) decrease in other assets	(40,508)	277
Increase in accounts payable	112,007	752,448
Increase in accrued liabilities	1,540,967	243,196

Net cash used in operating activities	(2,631,148)	(776,758)

Cash flows from investing activities:
Capital expenditures	(480,598)	(407,107)
Net proceeds from sale of assets	—	14,800
Investment in an affiliated company	—	(25,000)
Cash acquired in merger	646	—

Net cash used in investing activities	(479,952)	(417,307)

Cash flows from financing activities:
Increase in book overdraft	72,448	105,565
Proceeds from notes payable to stockholders	1,795,140	276,000
Repayments on notes payable to stockholders	(230,884)	(59,000)
Proceeds from long-term debt	—	589,000
Repayment of long-term debt	(75,469)	(81,649)
Proceeds from notes payable to financial institutions	1,748,865	—
Repayments on notes payable to financial institutions	(249,000)	—
Contribution from minority stockholders	—	50,000
Net proceeds from issuance of common stock	50,000	265,214

Net cash provided by financing activities	3,111,100	1,145,130

Increase (decrease) in cash and cash equivalents	—	(48,935)

Cash and cash equivalents, beginning of year	—	48,935

Cash and cash equivalents, end of year	$—	$—

See accompanying notes to consolidated and combined financial statements.

EARFUL OF BOOKS, INC.

CONSOLIDATED AND COMBINED STATEMENT OF STOCKHOLDERS’ DEFICIT

for the years ended December 31, 2001 and 2000

			Additional Paid-In Capital	Unissued Stock	Stock Subscription Receivable	Treasury Shares	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance at December 31, 1999	1,749,237	$17,492	$1,312,090	$28,734	$—	$—	$(2,560,764)	$(1,202,448)

Common stock issued for cash	9,853	99	59,021	—	—	—	—	59,120

Common stock issued in connection with acquisition	30,000	300	179,700	—	—	—	—	180,000

Common stock issued for debt and interest	207,541	2,075	809,486	—	—	—	—	811,561

Common stock issued for services	4,914	49	7,322	—	—	—	—	7,371

Unissued stock related to private placement offering, net of offering costs	—	—	—	206,094	—	—	—	206,094

Exercise of options in exchange for subscription receivable	60,000	600	29,400	—	(30,000)	—	—	—

Issuance of unissued stock	4,845	49	28,685	(28,734)	—	—	—	—

Common stock repurchased and cancelled	(1,400)	(14)	(6,986)	—	—	—	—	(7,000)

Stock options issued as compensation	—	—	115,000	—	—	—	—	115,000

Net loss	—	—	—	—	—	—	(2,554,698)	(2,554,698)

Balance at December 31, 2000	2,064,990	20,650	2,533,718	206,094	(30,000)	—	(5,115,462)	(2,385,000)

See accompanying notes to consolidated and combined financial statements.

EARFUL OF BOOKS, INC.

CONSOLIDATED AND COMBINED STATEMENT OF STOCKHOLDERS’ DEFICIT

for the years ended December 31, 2001 and 2000

			Additional Paid-In Capital	Unissued Stock	Stock Subscription Receivable	Treasury Shares	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance at December 31, 2000	2,064,990	$20,650	$2,533,718	$206,094	$(30,000)	$—	$(5,115,462)	$(2,385,000)

Common stock issued for debt guarantees and interest	237,282	2,373	172,064	—	—	—	—	174,437

Stock issued for note receivable	91,127	911	120,589	—	—	—	—	121,500

Issuance of unissued common stock	38,191	382	205,712	(206,094)	—	—	—	—

Return of common stock issued for services	—	—	—	—	—	(13,000)	—	(13,000)

Net effect of merger	16,797,143	(5,087)	3,668,637	—	—	(945,000)	—	2,718,550

Common stock issued for debt	130,000	130	38,870	—	—	—	—	39,000

Common stock issued for cash	—	—	—	50,000	—	—	—	50,000

Issuance of warrants for loan costs	—	—	49,230	—	—	—	—	49,230

Issuance of options for com- pensation	—	—	65,505	—	—	—	—	65,505

Net loss	—	—	—	—	—	—	(4,596,061)	(4,596,061)

Balance at December 31, 2001	19,358,733	$19,359	$6,854,325	$50,000	$(30,000)	$(958,000)	$(9,711,523)	$(3,775,839)

See accompanying notes to consolidated and combined financial statements.

EARFUL OF BOOKS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.             Background and Summary of Significant Accounting Policies

Background

Earful of Books, Inc. (“Earful” or the “Parent Company”) is an audiobook retailer founded in 1992.  The Parent Company, one of its subsidiaries, Earful of Books of Houston, Inc. and an affiliated company, Earful of Books, LLP, currently own and operate six corporate retail stores located throughout Texas.  In 1998 the Company began its franchise operations through its subsidiary, Earful of Books Franchising Company, Inc. (the “Franchising Company”), and currently has six operating franchise stores located throughout the United States.

During 2000 the Company acquired an internet web site through one of its subsidiaries, Audiobookcafe.com, LLC, in an effort to provide online destinations for audiobooks on-demand and other audio-based literary entertainment.

During 2001 the Company acquired American Absorbents Natural Products, Inc., a publicly traded company, in a reverse merger transaction (See Note 3).

Principles of Consolidation and Combination

The consolidated and combined financial statements include the accounts of the Parent Company, its subsidiaries of which it has greater than 50% ownership, and an affiliated company, Earful of Books Limited Partnership-Austin #2 (together the “Company”).  The Parent Company has a 34% ownership interest in the limited partnership but is the general partner with control over management decisions.  All significant intercompany accounts and transactions have been eliminated in the consolidation and combination of the Company.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures.  Actual results could differ from those estimates.

Revenue Recognition

Revenues are generally recognized at the time of sale or rental.  Merchandise sales include sales of new and used audiobooks.

Franchise Fees

The Franchising Company executes franchise agreements covering retail locations which provide the terms of the arrangement with the franchisee.  The franchise agreements generally require an initial fee, an area development fee, if additional stores are to be opened within a defined geographical area, and continuing fees based upon a percentage of sales.

The Franchising Company recognizes initial fees as revenue when all initial services, as required by the franchise agreement, have been substantially performed and the store has been opened.  Area development fees are recognized upon the opening of the applicable franchise store and when all services related to such store as required by the franchise agreement have been substantially performed.  Continuing fees, based upon a percentage of sales, are recognized when earned.

Direct costs of sales and servicing of franchise agreements are charged to expense as incurred.

Shipping and Delivery Costs

The cost of shipping and delivery of audiobooks is charged directly to cost of sales at the time of shipment.

Advertising Expenses

Advertising costs are expensed as incurred.

Concentrations of Credit Risk

Financial instruments which subject the Company to concentrations of credit risk include cash and cash equivalents.  The Company maintains its cash in well known banks selected based upon management’s assessment of the banks’ financial stability.  Balances periodically may exceed the $100,000 federal depository insurance limit; however, the Company has not experienced any losses on deposits.

The Company purchases approximately 90% of its audiobook inventory from a single supplier.  At December 31, 2001, the Company had prepaid approximately $40,000 to this supplier.

Cash Equivalents

For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

During 1998, AANP was required to place a $15,000 bond to insure the reclamation of any mining done on the mining claims in Oregon.  The Company has placed $15,000 in certificates of deposits, which are included as other assets in the accompanying balance sheet, as a pledge against any reclamation work that has to be done after mining operations have ceased.  The interest earned on the certificates is directly deposited to the Company’s operating account.

Merchandise Inventories

Merchandise inventories, consisting primarily of audiobooks held for sale, are valued at the lower of cost or market.  Cost is determined based upon the specific identification method.

Property and Equipment

Property and equipment is stated at cost.  Maintenance and repair costs are charged to expense as incurred.  Improvements that extend the useful life of the assets are capitalized.  Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets as follows:

Description	Estimated Useful Lives
Rental library	3 years
Furniture and equipment	5-7 years
Leasehold improvements	5 years or the lease term
Vehicles	5 years

Intangible Assets

Intangible assets include the cost of acquired businesses in excess of the fair market value of tangible assets and liabilities acquired (“goodwill”).  Goodwill, included in other assets in the accompanying consolidated and combined balance sheet, is stated at historical allocated cost less accumulated amortization.  The Company is amortizing its goodwill of $57,704 over a five-year period.  Accumulated amortization at December 31, 2001 was $53,393.  The Company recorded amortization expense of $11,541 during each of the years ended December 31, 2001 and 2000.

Impairment of Long-Lived Assets

In the event that facts and circumstances indicate that the carrying value of a long-lived asset, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future discounted cash flows associated with the asset or the asset’s estimated fair value to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow is required.

Gift Certificate Liability

Gift certificate liabilities are recorded at the time of sale with the costs of designing, printing and distributing the gift certificates recorded as expense as incurred.  The liability is relieved and revenue is recognized upon redemption of the gift certificate at any Company store.

Store Closures

Reserves for store closures are established by calculating the present value of the remaining lease obligation, adjusted for estimated subtenant agreements or lease buyouts, if any, and are expensed along with any leasehold improvements.  Store furniture and equipment are either transferred at historical cost less accumulated depreciation to another location or written down to their net realizable value and sold.

Income Taxes

The Company uses the liability method of accounting for income taxes.  Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial amounts at year-end.  The Company provides a valuation allowance to reduce deferred tax assets to their net realizable value.

Loss Per Share

Basic and diluted loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period.  Common equivalent shares from common stock options and warrants are excluded from the computation for the years ended December 31, 2001 and 2000 as their effect would dilute the loss per share.

Stock-Based Compensation

The Company accounts for stock compensation arrangements under the provisions of Accounting Principles Board (“APB”) No. 25 “Accounting for Stock Issued to Employees”.  The Company provides disclosure in accordance with the disclosure-only provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123 “Accounting for Stock-Based Compensation”.

Fair Value of Financial Instruments

The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value.  When the book value approximates fair value, no additional disclosure is made.

Comprehensive Income

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income”.  Comprehensive income includes such items as unrealized gains or losses on certain investment securities and certain foreign currency translation adjustments.  The Company’s financial statements include none of the additional elements that affect comprehensive income.  Accordingly, comprehensive income and net income are identical.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142 eliminates the amortization of goodwill and requires that goodwill be reviewed annually for impairment.  SFAS No. 142 also requires that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods be adjusted accordingly.  SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and affects all goodwill and other intangible assets recorded on the Company’s balance sheet at that date, regardless of when the assets were initially recorded.  The implementation of SFAS No. 142 is not expected to have a material impact on the Company’s results of operations or financial position.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”.  SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This statement is effective for fiscal years beginning after June 15, 2002.  The Company does not expect the implementation of SFAS No. 143 to have a material impact on the Company’s results of operation or financial position.

In July 2001, the FASB issued SFAS No. 144, “Impairment or Disposal of Long-Lived Assets”, which is effective for fiscal years beginning after December 15, 2001.  The provisions of this statement provide a single accounting model for impairment of long-lived assets.  The Company does not expect the implementation of SFAS No. 144 to have a material impact on the Company’s results of operation or financial position.

2.         Going Concern Considerations

During the years ended December 31, 2001 and 2000, the Company has experienced negative financial results as follows:

	2001	2000
Net loss	$(4,596,061)	$(2,554,698)

Negative cash flows from operations	(2,631,148)	(776,758)

Negative working capital	(7,961,314)	(2,694,832)

Accumulated deficit	(9,711,523)	(5,115,462)

Stockholders’ deficit	(3,775,839)	(2,385,000)

In addition to these financial results, the Company has also experienced the following:

•

The Company is delinquent on payments of a significant portion of its accounts payable to vendors and other parties, its payroll taxes payable to the various taxing authorities, and on principal and interest payments due on certain notes payable to financial institutions and stockholders.

•

During 2001, five of the Company’s franchises ceased operations.  Without additional capital, the Company will be dependent on attracting and retaining qualified franchise prospects in order to expand its franchising operations and to increase its revenue base.

Management has developed specific current and long-term plans to address its viability as a going concern as follows:

•

Merger with a publicly traded company.  Effective July 6, 2001, the Company entered into a reverse merger transaction with American Absorbents Natural Products, Inc. (“AANP”), which was listed on the NASDAQ Bulletin Board, to gain access to public capital markets, to increase attractiveness of its equity, to create liquidity for stockholders and to acquire assets with reasonable expectations of near term liquidity.

•

Sale of assets acquired in merger.  In its merger with AANP, the Company acquired certain assets that it intends to sell.  The Company has retained the services of advisors and brokers to sell these assets in a reasonable period of time and has received numerous inquiries with several prospects currently conducting their due diligence.

•	Future debt/equity offerings. The Company has obtained the services of several advisors to assist the Company in both public and private placement opportunities of its equity and/or debt.

•

Restructure franchise operations.  The Company is currently evaluating the future plans of its franchise operations.  While the Company intends to continue franchising, it has recognized the need for more restrictive franchising requirements as well as the need to establish a stronger support system for its franchises.

•

Possible acquisition.  Subsequent to December 31, 2001, the Company entered into discussions to purchase an audiobook distribution business.  This acquisition, if it occurs, could enable the Company to increase its operating efficiency through added volume and lower operating costs.

There can be no assurance that the Company’s debt reduction plans will be successful or that the Company will have the ability to implement its business plan and ultimately attain profitability.  The Company’s long-term viability as a going concern is dependent upon three key factors, as follows:

•

The Company’s ability to sell the assets acquired in its merger with AANP and to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations in the near term.

•	The ability of the Company to control costs and expand revenues from existing or new businesses.

•	The ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.

3.         Acquisitions

On May 22, 2000 the Company acquired a 90% interest in all of the assets of Pearlman & Baine Media, L.L.C., which primarily consists of the website, Audiobookcafe.com, for 30,000 shares of the Company’s common stock and the assumption of $150,000 of debt.  This acquisition has been accounted for using the purchase method of accounting.  Accordingly, the accompanying consolidated and combined statements of operations do not include any revenues or expenses related to this acquisition prior to May 22, 2000.  The $330,000 purchase price, which was based on the market value of the common stock issued and the assumption of $150,000 in debt, has been allocated based on the fair market value of the assets acquired (primarily a website).  Due to the lack of revenue generated from the operation of the website and the inability of the Company to fund its internet operations, the amount allocated to the purchase of this website was considered impaired and written down to $-0- as of December 31, 2000.  Proforma information is not presented due to the immateriality of this acquisition to the operations of the Company.

On July 6, 2001, the Company entered into a reverse merger with American Absorbents Natural Products, Inc. (“AANP”), a publicly traded company.  Under the terms of the merger agreement the stockholders of the Company received 76% of the issued and outstanding common stock of AANP and, accordingly, the Company is the acquirer in the merger transaction.  The acquisition is accounted for using the purchase method of accounting.  Accordingly, the operations of AANP are included in the Company’s consolidated and combined financial statements beginning July 6, 2001.  The following represents proforma information as if the acquisition occurred on January 1, 2000:

	2001	2000
Total revenue	$1,135,908	$1,303,956

Net loss	$(4,605,838)	$(3,461,809)

Loss per share (basic and fully diluted)	$(0.27)	$(0.25)

4.         Property and Equipment

Property and equipment consisted of the following at December 31, 2001:

Rental library	$588,391
Leasehold improvements	326,521
Furniture and equipment	535,103
Software	22,840
Vehicles	19,228

1,492,083
Less: accumulated depreciation and amortization	(837,191)

Property and equipment, net	$654,892

Depreciation expense for the years ended December 31, 2001 and 2000 was $268,716 and $142,492, respectively, which includes depreciation on the rental library recorded in cost of rental revenue.

5.         Assets Held for Sale

As part of its merger with AANP, the Company acquired mineral reserves and other related assets located in Hines, Oregon.  The Company has entered into letters of intent to sell up to 75% of these assets.  Accordingly, the assets are carried at their fair value based on the estimated selling price less costs to sell.

6.         Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following at December 31, 2001:

Note payable to a financial institution, bearing interest at 10.25% per year, principal and interest payments of $1,718 due monthly, maturing September 2002, collateralized by assets of the Company and guaranteed by a director/stockholder of the Company	$15,527

Note payable to a financial institution, bearing interest at 9.75% per year, principal and interest payments of $436 due monthly, maturing June 2002, collateralized by a vehicle and guaranteed by a director/stockholder of the Company	2,593

Note payable to a financial institution, bearing interest at the prime rate (4.75% at December 31, 2001) plus 1.5% per year, principal and interest payments of $3,216 due monthly, maturing February 2005, collateralized by assets of the Company and guaranteed by five directors/stockholders of the Company	102,708

Note payable to a financial institution, bearing interest at 10.5% per year, principal of $1,786 and related interest due monthly, maturing May 2007, collateralized by the assets of Audiobookcafe.com and guaranteed by a stockholder of the Company	124,210

Notes payable to a financial institution, bearing interest at the prime rate (4.75% at December 31, 2001) plus 2% per year, interest due monthly and principal due in February and April 2002, collateralized by the Company’s inventory, fixed assets and 1,550,017 shares of the Company’s common stock owned by one of the guarantors, with various portions being guaranteed by six directors/stockholders of the Company	1,650,000

Note payable to a financial institution, bearing interest at the prime rate (4.75% at December 31, 2001) plus 2% per year, interest due monthly and principal due in February 2002, collateralized by 425,000 shares of the Company’s common stock	100,000

Notes payable to stockholders of the Company, bearing interest of 7% to 12% per year, principal and interest due on demand or at various times through December 31, 2002, partially collateralized by certain assets of the Company, including assets held for sale	2,486,947

Total notes payable and long-term debt	4,481,985
Current portion	(4,312,779)

Long-term debt, net of current portion	$169,206

Future annual maturities of notes payable and long-term debt are as follows:

Year Ended December 31,
2002	$4,312,779
2003	53,785
2004	57,311
2005	27,772
2006	21,432
2007	8,906

$4,481,985

The Company is subject to various loan covenants in its note agreements with financial institutions and its stockholders of which it is not in compliance with at December 31, 2001.  Therefore, the note holders have the right to demand payment in full at any time.

7.         Accrued Liabilities

Accrued liabilities consisted of the following at December 31, 2001:

Accrued payroll and payroll taxes	$1,042,668
Deferred franchise revenue	65,000
Refund of deposits to franchisees	216,000
Accrued interest expense	131,121
Gift certificates	27,889
Advance rentals	53,269
Customer deposits	41,873
Liability to former franchisees for purchase of inventory and furniture and fixtures	126,000
Accrual for lawsuits with franchisees	414,010
Accrual for lawsuit with consulting company	125,600
Other accrued expenses	144,115

$2,387,545

8.         Income Taxes

The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes.  As of December 31, 2001, the Company had net operating loss (“NOL”) carryforwards for income tax purposes of approximately $13,000,000 which expire in various tax years through 2021.  Under the provisions of Section 382 of the Internal Revenue Code the ownership change in the Company that resulted from the merger with AANP could severely limit the Company’s ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities.  Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.

The composition of deferred tax assets and liabilities and the related tax effects at December 31, 2001 are as follows:

Deferred tax assets:
Net operating losses	$4,376,221
Intangible assets	108,581
Valuation allowance	(4,442,801)

Total deferred tax assets	42,001

Deferred tax liabilities:
Property and equipment	(42,001)

Total deferred tax liability	(42,001)

Net deferred tax asset (liability)	$—

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the years ended December 31, 2001 and 2000 is as follows:

	2001		2000
	Amount	%	Amount	%
Benefit for income tax at federal statutory rate	$(1,562,661)	(34.0)%	$(868,597)	(34.0)%
Non-deductible expenses	29,175	0.6	11,297	1.0
Other	—	—	71,591	3.0
Increase in valuation allowance	1,533,486	33.4	785,709	30.0

	$—	—%	$—	—%

9.       Common and Preferred Stock

On July 24, 2000, the board of directors authorized a three-for-one stock split to shareholders of record on July 10, 2000.  All references in these consolidated and combined financial statements and notes to consolidated and combined financial statements to number of shares, per share amounts, and market prices of the Company’s common stock have been restated to reflect the increased number of shares outstanding resulting from this stock split, as well as for the pro-rata shares issued in the Company’s merger with AANP.

The Company is authorized to issue 10,000,000 shares of $0.001 par value convertible preferred stock with characteristics determined by the Company’s board of directors.  As of December 31, 2001 there are no shares of convertible preferred stock issued or outstanding.

10.     Stock Options and Warrants

The Company periodically issues incentive stock options to employees, officers and directors to provide additional incentives to promote the success of the Company’s business and to enhance the ability to attract and retain the services of qualified persons.  The issuance of such options are approved by the Board of Directors.  The exercise price of an option granted is determined by the fair market value of the stock on the date of grant.  The Company recognized compensation expense with respect to vested stock options in the amount of $89,380 and $115,000 for the years ended December 31, 2001 and 2000, respectively.

Following is an analysis of options and warrants and related activity:

Stock Options

In 2001, the Company entered into agreements with employees to buy-out certain stock options originally issued to purchase 67,750 shares of the Company’s common stock that were outstanding at December 31, 2000 at a repurchase price of $0.50 per share.  The expense associated with this repurchase of $33,875 was included as general and administrative expenses in the statement of operations for the year ended December 31, 2001.

The Company has issued stock options to employees as follows:

	Number of Shares	Exercisable	Exercise Price	Weighted Average Exercise Price
Options outstanding at December 31, 1999	80,000	30,000		$1.06

Options granted	97,750	—	$0.50-$3.34	$2.47
Options vested	—	50,000	$0.50-$2.75	$1.40
Options exercised	(60,000)	(60,000)	$0.50	$0.50

Options outstanding at December 31, 2000	117,750	20,000		$2.52

Options granted	165,000	165,000	$0.09	$0.09
Options vested	—	26,863	$0.09-$0.61	$0.48
Options repurchased and cancelled	(67,750)	(20,000)	$2.75-$3.34	$3.17
Effect of merger	120,884	120,884	$0.09-$0.61	$0.48
Options forfeited	(23,137)	—	$0.50	$0.50

Options outstanding at December 31, 2001	312,747	312,747		$0.27

Following is a summary of outstanding options at December 31, 2001:

Number of Shares	Vested	Expiration Date	Exercise Price
110,000	110,000	2003	$0.61
202,747	202,747	2002	$0.09

312,747	312,747

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, “Accounting for Stock-Based Compensation”, requires use of option valuation models that were not developed for use in valuing employee stock options.

Proforma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001 and 2000, respectively:  risk-free interest rate of 5% and 6%; no dividend yield; weighted average volatility factor of the expected market price of the Company’s common stock of 80% and 80%; and a weighted-average expected life of the options of 1 to 2 years.

The Black-Scholes option valuation model was developed for use in estimating fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because the Company’s employee stock options have vesting restrictions and other characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of proforma disclosures, the estimated fair value of the options and warrants is included in expense at the date of issuance, as required by Statement 123.  The Company’s proforma information follows:

	2001	2000
Net loss available to common stockholders	$(4,596,061)	$(2,554,698)

Proforma net loss available to common stockholders	$(4,597,711)	$(2,594,084)

Proforma basic and dilutive loss per share	$(0.27)	$(0.19)

Warrants

During 2001, the Company issued warrants to purchase 100,000 shares of the Company’s common stock to a financial institution for loan origination costs.  The warrants have an exercise price of $0.01 and expire September 3, 2006.  The warrants were exercisable upon issuance.  The value of these warrants was $49,280, which was recorded as interest expense in the accompanying statement of operations.  No other warrant activity occurred during the years ended December 31, 2001 or 2000, and no other warrants are outstanding at December 31, 2001.

Stock Option, Stock Warrant and Stock Award Plan

Effective in February 2002 the Company adopted a Stock Option, Stock Warrant and Stock Award Plan (the “Plan”) under which incentive stock options and warrants for up to 4,000,000 shares of the Company’s common stock may be awarded to directors, key employees and consultants.  The Plan is designed to attract and retain highly qualified key executive personnel, directors and consultants.  Stock options and warrants granted pursuant to the Plan expire not more than ten years from the date of grant.  The price of all options and warrants granted by the Company will be based on the fair market value of the common stock at the date of grant.

11.      Lease Obligations

The Company has entered into long-term operating leases for offices and retail operations.  Certain of the leases provide for renewal options, payment of taxes and utilities by the Company, and increases to rent should certain costs to the landlord increase.  Rental expense under operating leases was $833,187 and $510,230 for the years ended December 31, 2001 and 2000, respectively.

Minimum lease payments due under leases with remaining lease terms of greater than one year and expiration dates subsequent to December 31, 2001 are summarized as follows:

Year Ended December 31,
2002	$719,054
2003	575,499
2004	396,031
2005	278,081
2006	99,581
Thereafter	8,546

$2,076,792

12.      Commitments and Contingencies

The Company entered into an agreement with Blockbuster, Inc. whereby the Company received a right of first refusal to sublease a part of certain Blockbuster stores.  As a part of this agreement, the Company must remain the sub-tenant on any of these leases occupied by franchise-owned stores co-located with Blockbuster.  As such, if the franchisee defaults on its lease payments to Blockbuster, the Company is obligated to make the lease payments on behalf of the franchisee.

As addendums to the Company’s franchise agreements, the Company has offered incentives to various franchisees which include the Company’s guarantee of a buyback of the franchisee’s inventory, abatement of royalty payments owed to the Company for a specific period and refunds of the initial franchise fee if a suitable location cannot be found or there is significant delay in opening a location.  In addition, the Company has agreed to purchase six franchise stores from the franchisees and has been paying the lease obligations or guaranteeing to reimburse the franchisee for its continued payment of its lease obligation.  The Company is involved in various lawsuits and potential lawsuits relating to its franchise operations.  Included in accrued liabilities at December 31, 2001 is an amount accrued for lease and repurchase obligations and for potential lawsuit settlements with the franchisees of $756,010, which the Company believes is sufficient for any potential loss and that there will be no additional financial loss from these matters.

The Company entered into a binding letter of intent with a consulting company whereby that company was to facilitate the secure electronic distribution of digital asset and electronic commerce with an initial focus on establishing a digital courier service for the Company and its franchise stores.  On January 9, 2001, the letter of intent was cancelled and the parties entered into a Settlement Agreement whereby the company agreed to loan $300,000 to Earful at 7% per annum with principal and interest originally due February 6, 2002, which has been extended to May 31, 2002.  This note is collateralized by the right, title and interest in Audiobookcafe.com.  During the year ended December 31, 2000, the company had advanced $150,000 to Earful.  Under the Settlement Agreement this $150,000 was converted to Earful common stock.

In 1999 and 2000, Earful entered into two separate agreements with a company to convert a portion of Earful’s rental inventory to an electronic format.  After a period of negotiation, Earful determined that, in its judgment, the company lacked the capacity and technical ability to provide the contracted service and notified the company of the termination of the contracts.  On January 25, 2001 a lawsuit was filed by the company in the 261st District Court of Travis County against the Company.  The lawsuit is for breach of contract relating to these agreements.  The amount claimed as damages by the consulting company is approximately $3,725,000.  The Company filed a general denial.  In April 2002 the Company entered into a settlement agreement whereby they will issue 315,000 shares of the Company’s common stock plus pay $50,000 over a twelve-month period beginning in May 2002.  Included in accrued liabilities is $125,600 accrued for this settlement.

Two former owners and now current 10% owners of Audiobookcafe.com entered into employment contracts with the Company whereby they are to receive $50,000 each in salary beginning May 15, 2000 and ending May 15, 2002.

In 1998, the Company guaranteed a $121,500 note payable for one of its franchisees with 91,127 shares of its common stock.  In January 2001, the Company issued the 91,127 shares of its common stock to the original note holder and recorded $121,500 in other assets, which consists of all assets of the franchisee’s store.

As a result of its merger with AANP, the Company is obligated to pay royalties to certain stockholders of the Company of $5 per ton for zeolite that has been mined, milled and sold.  The amount of royalties to be paid is limited to the stockholders’ investment in the Company.  Due to the very limited operating activity associated with the mining of zeolite, the royalties paid each year, it any, have been insignificant.

13.      Related Party Transactions

The Company and certain franchisees purchase its insurance through an insurance agency owned by the father of a major stockholder of the Company.  During the year ended December 31, 2001 and 2000, $85,317 and $26,855, respectively, of insurance premiums were paid to this insurance agency.

The Company’s board of directors guarantee certain bank loans of the Company and have provided $464,437 of other loans to the Company as of December 31, 2001.  The Company has issued 234,283 and 13,775 shares of the Company’s common stock for such guarantees and as interest payments on the directors’ loans during the years ended December 31, 2001 and 2000, respectively.  Included in the consolidated and combined statement of operations for the years ended December 31, 2001 and 2000 is $156,445 and $30,686 of interest expense related to the issuance of this common stock.  Included in accrued liabilities in the accompanying consolidated and combined balance sheet is accrued interest of $15,050 and $36,238 owed to these related parties as of December 31, 2001 and 2000, respectively.

14.      Supplemental Disclosure of Cash Flow Information

The supplemental disclosure of cash flow information, including the non-cash investing and financing activities, are as follows:

	2001	2000
Cash paid for interest and income taxes:

Cash paid for interest expense	$319,290	$42,537

Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:

Notes payable to stockholders converted to common stock	$—	$478,738

Note payable to another company converted to common stock	$—	$150,000

Issuance of common stock for the purchase of assets	$121,500	$—

Issuance of common stock for the purchase of Audiobookcafe.com	$—	$180,000

Assumption of long-term debt for the purchase of Audiobookcafe.com	$—	$150,000

Repurchase of common stock through issuance of accrued liability	$—	$7,000

PART III

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS.

Set forth below is the name, age, position and brief account of the business experience of the current officers and directors of the Registrant:

NAME	AGE	POSITION
Russell Grigsby	43	Chief Executive Officer and Director

Myron E. Sappington	56	Executive Vice President & CFO

Jefferson J. Baskin	35	Executive Vice President, Customers

Kenneth W. Anderson	70	Director

Jim L. Peterson	66	Director

Goodhue W. Smith III	52	Director

Robert Bitterli	45	Director

Roy D. Terracina	55	Director

Garrett Boone	58	Advisory Director

RUSSELL GRIGSBY — CHIEF EXECUTIVE OFFICER AND DIRECTOR

Mr. Grigsby joined the Earful Board in 2001. Prior to that, Mr. Grigsby was Founder, President and CEO of Cornerstone Securities Corporation (now Instinet), a stock trading company with brokerage operations in 19 cities. Before that he worked as CFO of GPS Technology. Mr. Grigsby has a BA from Baylor University and an MBA from Southern Methodist University.

MYRON E. SAPPINGTON-EXECUTIVE VICE PRESIDENT & CHIEF FINANCIAL OFFICER

Mr. Sappington is a CPA who joined Earful in December 1999. He has a BBA and an MBA from the University of North Texas. He began his career on the audit staffs of Price Waterhouse and Peat, Marwick & Mitchell. Mr. Sappington was previously Executive Vice-President of FSA Mortgage Corporation, and from 1987 to 1993, served as President of Quantus Corporation, a real estate service-consulting firm. Prior to joining Earful, Mr. Sappington was a consultant to community banks in the area of asset-based lending.

JEFFERSON J. BASKIN - EXECUTIVE VICE PRESIDENT, CUSTOMERS

Jefferson J. Baskin joined the Earful staff in September 2001 and oversees all marketing, retail stores and Internet initiatives. Prior to joining Earful, Mr. Baskin was the Director of Marketing and Strategic Alliances for iluvcamp, an Internet company serving the summer camp industry. Previous to iluvcamp, he created BaskinGroup, a small business-consulting firm. He spent two years providing services to economic development clients of the Greater Austin Chamber of Commerce (GACC), where he designed and developed marketing programs that increased new prospect activity and new primary employers. He received a Bachelor of Arts degree from Trinity University in 1988 and a Master of Public Affairs degree from the University of Texas at Austin in 1994.

KENNETH W. ANDERSON - DIRECTOR

Ken Anderson joined Earful’s Board in March 1999. Since 1992, he has been an investor and business consultant and serves on several boards including Fossil, Inc. Fossil is a reporting company. Mr. Anderson is the Co-Founder and former Director and President of both Blockbuster Entertainment Corporation (1985-1987) and Amtech Corporation (1987-1991) in Dallas, Texas. Mr. Anderson retired as a Director of Earful on January 22, 2002.

JIM L. PETERSON - DIRECTOR

Jim Peterson also joined Earful’s Board in March 1999. For 23 years, Mr. Peterson was the CEO of Whataburger, Inc. Since 1994, Mr. Peterson has been Chairman of the Board and Chief Executive Officer of Bojangles Restaurants, Inc. which is headquartered in Charlotte, North Carolina, and which operates and franchises a chain of more than 250 fast food restaurants.

GOODHUE W. SMITH III - DIRECTOR

Goodhue Smith has served as a Director on Earful’s Board since May 1994. In 1978, Mr. Smith founded Duncan-Smith Co., an investment-banking firm with an emphasis on regional transactions. He is currently Secretary and Treasurer of Duncan-Smith Co. Mr. Smith is also a Board member of Consolidated Healthcare, Inc. of Waco, Texas and is Chairman of the Board of Citizens National Bank, Cameron, Texas.

ROBERT BITTERLI - DIRECTOR

Robert Bitterli served as a director of the Company from June 1995 until June 1996 and became a director of the Company again in May 1999. He also became Chief Executive Officer and President of the Company in May 1999 until the date of the Merger. Mr. Bitterli founded and served as President of Windfall Corporation, a management consulting firm, specializing in corporations seeking and working with government contracts. He holds a B.S. degree in Psychology from Campbell University in Bueise Creek, North Carolina and an M.A. in Business Administration and Personnel Management, both from Webster University in St. Louis, Missouri.

ROY D. TERRACINA - DIRECTOR

Roy Terracina, since January 1994, has been Chief Executive Officer of Sunshine Ventures, Inc., an investment firm in San Antonio, Texas. Mr. Terracina is also a Board member of US Global Investors, Inc., Norwood Promotional Products, Inc. and Chase Bank - San Antonio. From 1984 to December 1993 when he sold the company, Mr. Terracina was the President and principal shareholder of Sterling Foods, Inc. of San Antonio, a major supplier of baked and packaged goods. Mr. Terracina has been an Earful Board member since 1994.

GARRETT BOONE - ADVISORY DIRECTOR

Garrett Boone served as a Director on Earful’s Board from 1994 to June, 2001. As of July 6, 2001, he became an Advisory Director to the Company. He is co-Founder, Director and Chief Executive Officer of The Container Store, Inc., headquartered in Dallas, Texas. He established the first Container Store specializing in storage and organization items in 1978. The Container Store chain of retail stores has grown to 37 and continues to expand.

PAUL A. RUSH — FOUNDER AND CONSULTANT TO COMPANY

Paul Rush was the founder and since Earful’s 1992 inception until April 1, 2002 served as a Director, President, and Chief Executive Officer of Earful.  Mr. Rush has resigned as an Officer and Director, but is presently serving as a consultant to the Company.  Mr. Rush established the first Earful store in November 1992.  From that time until April 1, 2002, as President, Chief Executive Officer, and Chairman of the Board of Directors, he directed the development and operation of Earful’s stores, as well as the establishment of Earful of Books Franchising Company, Inc.  In May 1996, Paul Rush served as Treasurer of the Audio Publishers Association (APA), and was re-elected in 1997 and also served that year as Vice President.  In June 1999, he became the first non-publisher to be elected President of the Audio Publishers Association.  Mr. Rush was re-elected President of the APA in May 2000 and completed his tenure as of June 30, 2001.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table shows all compensation received during the fiscal years ended December 31, 1999, 2000, and 2001 by Earful’s Chief Executive Officer and the four other highest-paid executive officers.

	ANNUAL COMPENSATION
NAME AND PRINCIPAL	YEAR	SALARY
POSITION	($)	($)	BONUS
PAUL RUSH, CEO (1)	2001	$85,000	$7,660
	2000	$50,000	$1,000
	1999	$50,001	$750

MYRON SAPPINGTON, CFO(2)	2001	$88,862	$—0—
	2000	$62,292	$1,000
	1999	—0—	—0—

JEFFERSON J. BASKIN, EVP, Customers(3)	2001	$45,525	$—0—
	2000	N/A	N/A
	1999	N/A	N/A

JIM GRANT	2001	$81,006	$—0—
	2000	$80,000	$750
	1999	$80,000	$750

(1)  Includes amounts accrued and unpaid.  Mr. Rush resigned from his positions as an executive officer and a director of the Company on April 1, 2002.

(2)  Mr. Sappington’s employment with Earful commenced in December, 1999.

(3)  Mr. Baskin’s employment with Earful commenced in September, 2001.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table contains information regarding the shareholdings of the Registrant’s current directors and executive officers and those persons or entities who beneficially own or control more than 5% of the Registrant’s common stock based on 17,934,923 shares issued and outstanding as of December 31, 2001.

	SHARES BENEFICIALLY OWNED
NAME OF BENEFICIAL OWNER	NUMBER	PERCENT
Directors and Named Executive Officers (1):

Russell Grigsby, Chief Executive Officer and Director	717,156	4.0%

Myron E. Sappington, Executive Vice-President and Chief Financial Officer (3)	0	0

Jefferson J. Baskin, Executive Vice-President, Customers	0	0

Kenneth L. Anderson, Director	734,250	4.1%

Jim L. Peterson, Director	975,574	5.4%

Goodhue W. Smith, III, Director	766,425	4.3%

Roy D. Terracina, Director	1,153,840	6.4%

Robert Bitterli, Director and former CEO	599,956	3.3%

Executive Officers and Directors as a Group (9 persons)	6,497,218	36.2%

Holders of 5% or More Not Named Above
Paul A. Rush (2)	1,550,017	8.6%
907 W. 5th Street
Austin, Texas 78703

Dr. Jack Burrow	1,050,000	5.9%
5927 Laurium Road
Charlotte, NC 28226

Donald J. Douglass	1,014,855	5.7%
145 Oenoke Lane
New Canaan, CT 06840

(1)  The  business address  of each director and executive officer is care of Earful of Books, Inc., 907 West 5th Street, Suite 203, Austin, Texas 78703.

(2)  The number of shares owned by Mr. Rush does not include warrants to purchase 202,747  shares of the Registrant’s common stock at an exercise price of $ 0.09 per share, all of which vested as of December 31, 2001.

(3)  The  number  of shares owned by Mr. Sappington does not include warrants to purchase 110,000 shares of the Registrant’s common stock at an exercise price of $0.73 per share all of which have vested as of December 31, 2001.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            The Company and certain franchisees purchase its insurance through an insurance agency owned by the father of a major stockholder of the Company.  During the year ended December 31, 2001 and 2000, $85,317 and $26,855, respectively, of insurance premiums were paid to this insurance agency.

            The Company’s board of directors guarantee certain bank loans of the Company and have provided $464,437 of other loans to the Company as of December 31, 2001.  The Company has issued 234,283 and 13,775 shares of the Company’s common stock for such guarantees and as interest payments on the directors’ loans during the years ended December 31, 2001 and 2000, respectively.  Included in the consolidated and combined statement of operations for the years ended December 31, 2001 and 2000 is $156,445 and $30,686 interest expense related to the issuance of this common stock.  Included in accrued liabilities in the accompanying consolidated and combined balance sheet is accrued interest of $15,050 owed to these related parties as of December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EARFUL OF BOOKS, INC.

By:	/s/ Russell Grigsby
Russell Grigsby, CEO

Date: April 15, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in their capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Russell Grigsby
Russell Grigsby	Chief Executive Officer and Director	April 15, 2002

/s/ Jim L. Peterson
Jim L. Peterson	Director	April 15, 2002

/s/ Roy D. Terracina
Roy D. Terracina	Director	April 15, 2002

/s/ Robert Bitterli
Robert Bitterli	Director	April 15, 2002

/s/ Myron E. Sappington
Myron E. Sappington	Chief Financial Officer, Principal	April 15, 2002
Accounting Officer